Form 10-Q
period 1996-03-31
KATZ MEDIA GROUP INC
filed 1996-05-09
CIK 934494

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                -------------
                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996   COMMISSION FILE NUMBER 1-13674


                            KATZ MEDIA GROUP, INC.
            (Exact name of registrant as specified in its charter)


              DELAWARE                              13-3779269
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


                125 WEST 55TH STREET, NEW YORK, NEW YORK 10019
             (Address of principal executive offices - Zip Code)
                                (212) 424-6000
             (Registrant's telephone number, including area code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]    No [ ]

   At May 6, 1996 13,659,117 shares of the Registrant's common stock were outstanding.

===============================================================================

                                    INDEX

                                                                        PAGE
                                                                       --------
ITEM 1 -- FINANCIAL STATEMENTS

Consolidated Balance Sheets ...........................................   2

Consolidated Statements of Operations .................................   3

Consolidated Statements of Cash Flows .................................   4

Notes to Consolidated Financial Statements ............................   5

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS ............................................   6-7

PART II OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS ...........................................   8

ITEM 2 -- CHANGES IN SECURITIES .......................................   8

Signatures ............................................................   9

                   KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
           (000'S OMITTED, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                            MARCH 31,    DECEMBER 31,
                                                                              1996           1995
                                                                          -----------  --------------
                                                                           (UNAUDITED)      (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents .............................................   $  3,457       $  2,350
  Accounts receivable, net of allowance for doubtful accounts of $1,300 .     58,879         61,405
  Deferred costs on purchases of station representation contracts .......     16,367         13,096
  Prepaid expenses and other current assets .............................        725            869
                                                                          -----------  --------------
   TOTAL CURRENT ASSETS .................................................     79,428         77,720
                                                                          -----------  --------------
Fixed assets, net .......................................................     13,954         12,437
Deferred income taxes ...................................................      1,857          1,857
Deferred costs on purchases of station representation contracts  ........     50,838         39,602
Intangible assets, net ..................................................    225,496        227,726
Other assets, net .......................................................     17,586         18,291
                                                                          -----------  --------------
   TOTAL ASSETS .........................................................   $389,159       $377,633
                                                                          ===========  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ..............................   $ 48,247       $ 38,425
  Deferred income on sales of station representation contracts ..........     11,710         10,700
  Income taxes payable ..................................................        168          3,178
                                                                          -----------  --------------
   TOTAL CURRENT LIABILITIES ............................................     60,125         52,303
                                                                          -----------  --------------
Deferred income on sales of station representation contracts  ...........      2,546          3,589
Long-term debt ..........................................................    186,790        179,530
Other liabilities, principally deferred rent and representation
contracts  payable ......................................................     33,436         34,770

COMMITMENTS AND CONTINGENCIES ...........................................         --             --
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares
   issued or outstanding  ...............................................         --             --
  Common stock, $.01 par value, 26,000,000 shares authorized, 13,673,700
   shares issued  .......................................................        137            137
  Paid-in-capital .......................................................    129,600        129,382
  Carryover basis adjustment ............................................    (20,047)       (20,047)
  Accumulated deficit ...................................................     (3,038)        (1,831)
                                                                          -----------  --------------
                                                                             106,652        107,641
  Treasury Stock, at cost, 14,583 shares (1996) and 33,333 shares (1995)         (88)          (200)
  Unearned Compensation--Restricted Stock ...............................       (302)            --
                                                                          -----------  --------------
   TOTAL STOCKHOLDERS' EQUITY ...........................................    106,262        107,441
                                                                          -----------  --------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $389,159       $377,633
                                                                          ===========  ==============

                Note: The consolidated balance sheet at December 31, 1995 has been derived from audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

                   KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (000'S OMITTED, EXCEPT SHARE AND PER SHARE INFORMATION)

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                     -------------------------
                                          1996         1995
                                     ------------  -----------
                                      (UNAUDITED)   (UNAUDITED)
OPERATING REVENUES, NET ............  $    38,282   $   39,109
                                     ------------  -----------
OPERATING EXPENSES:
Salaries and related costs .........       24,034       24,111
Selling, general and administrative         9,590        9,445
Depreciation and amortization  .....        3,010        4,473
                                     ------------  -----------
 TOTAL OPERATING EXPENSES ..........       36,634       38,029
                                     ------------  -----------
 OPERATING INCOME ..................        1,648        1,080
                                     ------------  -----------
OTHER EXPENSE (INCOME):
Interest expense ...................        5,025        9,276
Interest (income) ..................          (50)         (50)
                                     ------------  -----------
 TOTAL OTHER EXPENSE, NET ..........        4,975        9,226
                                     ------------  -----------
LOSS BEFORE INCOME TAX BENEFIT  ....       (3,327)      (8,146)
Income tax benefit .................       (2,120)      (6,647)
                                     ------------  -----------
 NET LOSS ..........................  $    (1,207)  $   (1,499)
                                     ============  ===========
NET LOSS PER COMMON SHARE ..........  $      (.09)  $     (.17)
WEIGHTED AVERAGE COMMON SHARES  ....   13,659,005    8,786,002
                                     ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (000'S OMITTED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                ------------------------
                                                                    1996         1995
                                                                -----------  -----------
                                                                 (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
  Net loss before adjustments .................................   $ (1,207)    $ (1,499)
                                                                -----------  -----------
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization ...............................      3,010        4,473
   Amortization of debt issuance costs ........................         --        1,670
   Deferred rent ..............................................        435          351
   Non-cash compensation expense for stock options ............        364           --
   Changes in assets and liabilities:
  Decrease in accounts receivable .............................      1,885        4,115
    Decrease (increase) in other assets .......................        462         (762)
    (Increase) in deferred taxes ..............................         --       (6,714)
    Increase (decrease) in accounts payable and accrued
      liabilities .............................................      2,132         (659)
    (Decrease) in income taxes payable ........................     (3,009)         (29)
    Other, net ................................................       (605)        (953)
                                                                -----------  -----------
   Total adjustments ..........................................      4,674        1,492
                                                                -----------  -----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ........      3,467           (7)
                                                                -----------  -----------
Cash flows from investing activities:
  Capital expenditures ........................................     (2,297)        (545)
  Payments received on sales of station representation
  contracts ...................................................      4,788        4,305
  Payments made on purchases of station representation
  contracts ...................................................    (12,111)      (3,916)
  Investment in cable joint venture ...........................         --      (10,670)
                                                                -----------  -----------
    NET CASH (USED IN) INVESTING ACTIVITIES ...................     (9,620)     (10,826)
                                                                -----------  -----------
Cash flows from financing activities:
  Credit facilities borrowing .................................     21,000       13,500
  Credit facilities repayments ................................    (12,000)      (8,000)
  Proceeds from Bridge Notes ..................................         --        4,000
  Repurchase of Notes .........................................     (1,740)        (690)
  Purchase of treasury stock ..................................         --         (200)
                                                                -----------  -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES .................      7,260        8,610
                                                                -----------  -----------
Net increase (decrease) in cash and cash equivalents  .........      1,107       (2,223)
Cash and cash equivalents, beginning of period ................      2,350        2,727
                                                                -----------  -----------
Cash and cash equivalents, end of period ......................   $  3,457     $    504
                                                                ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the business of Katz Media Group, Inc. (the "Company"), operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated 1995 financial statements and footnotes thereto included in the Company's Form 10-K filed March 29, 1996 (File No. 1-13674).

2. EARNINGS PER COMMON SHARE

   Net loss per common share is calculated by dividing net loss by the number of weighted average shares of Common Stock outstanding for the period January 1, 1996 through March 31, 1996. Net loss per common share for the period January 1, 1995 through March 31, 1995 is calculated by dividing net loss by the number of weighted average shares of Common Stock outstanding adjusted to give effect to stock options granted in January 1995, and a 5 for 3 stock split authorized in March 1995 as if both occurred as of January 1, 1995.

3. RESTRICTED STOCK PLAN

   On December 12, 1995, the Board of Directors adopted, subject to stockholders approval, the 1996 Restricted Stock Grant Plan (the "1996 Restricted Plan"). Currently shares held in treasury are available for grant under this plan which may be increased from time to time at the discretion of the Board of Directors.

   Effective January 2, 1996 the Compensation Committee of the Board of Directors awarded 18,750 shares of restricted stock under the 1996 Restricted Plan to certain key executives, subject to stockholders approval of the 1996 Restricted Plan. The market price of the Company's Common Stock on the date of grant was $17 5/8 . The restrictions on such shares lapse ratably over a three year period. As such restrictions lapse, compensation expense will be recognized representing the fair market value of the Company's Common Stock on the date of grant. During the three months ended March 31, 1996 approximately $28,000 of related compensation expense was recognized.

                   KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

GENERAL

   The following discussion is based upon and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

   The net operating revenues of the Company are derived from commissions on the sale of national spot advertising air time for radio and television clients. Commission rates are negotiated and set forth in the client's individual representation contracts. The key to the Company's success is the maintenance of its current representation contracts with client stations and the acquisition of new representation contracts. The primary operating expenses of the Company are employee salaries, rents, commission-related payments to employees, data processing expenses, and depreciation and amortization. The Company's financial results have been impacted by three significant factors: (i) trends in advertising expenditures, (ii) buyouts of station representation contracts and (iii) acquisitions of representation firms. The effect of these factors on the Company's financial condition and results of operations have varied from period to period.

   This quarterly report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the ability of the Company to obtain new clients and retain existing clients, changes in ownership of client stations and client stations of the Company's competitors, other developments at clients of the Company, the ability of the Company to realize cost reductions from its cost containment efforts, and developments from recent changes in the regulatory environment for its clients.

BUSINESS

   The Company operates as a single segment business and is the only full service media representation firm in the United States serving all types of broadcast media, with leading market shares in the representation of radio and television stations and cable systems. During the first quarter of 1996 the Company's percentage composition of gross billings (representing the aggregate dollar amount of advertising placed on client stations or systems) by broadcast media was as follows: 64.7% for television; 29.2% for radio; and 6.1% for cable and international (on a 100% owned basis). Gross billings during the first quarter of 1996 decreased .4% for television and increased 13.3% for radio and 11.2% for cable and international (on a 100% owned basis). The composition of gross billings by broadcast media during the first quarter of 1995 aggregated 67.8% for television, 26.6% for radio, and 5.6% for cable and international (on a 100% owned basis).

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1996

   Net operating revenues for the first quarter of 1996 totaled $38.3 million, a decrease of approximately $.8 million, or approximately 2.1%, compared to net operating revenues of $39.1 million for the first quarter of 1995. This decrease reflects (i) the anticipated slower 1996 first quarter pacings as compared to those achieved during the 1995 first quarter and (ii) the 1995 transfer of United Television, Inc. stations ($1.5 million of commissions in the 1995 first quarter) to a new representation firm in which the company will receive a profit distribution rather than report revenues and associated expenses. On a "constant station" basis (deleting stations acquired or lost after March 31, 1995), operating revenues remained relatively flat during the 1996 quarter as compared to the 1995 quarter.

   Operating expenses, excluding depreciation and amortization, remained flat at $33.6 million for the first quarter of 1996 and 1995. As a result of cost and budgeting controls implemented by the Company in 1995, salaries and related expenses decreased $.1 million while selling, general and administrative expense increased $.1 million when compared to the first quarter of 1995. Operating expenses excluding depreciation and amortization as a percentage of net operating revenues increased from 86% in the first quarter of 1995 to 88% in the first quarter of 1996 primarily as a result of the slightly lower operating revenue figures described above.

   Depreciation and amortization overall decreased by $1.5 million, or 32.7%, for the first quarter of 1996 compared to the first quarter of 1995, primarily due to the result of longer initial terms of acquired contracts which determines the period for contract amortization and to a more limited extent on amortization of income on contracts sold in late 1995.

   Operating income for the first quarter of 1996 increased by $.6 million compared to the first quarter of 1995 as a result of the operating components discussed above.

   Interest expense, net, decreased by $4.2 million for the first quarter of 1996 primarily attributable to the repayment of debt with the net proceeds of the Company's initial public stock offering in April 1995.

   Loss before income tax provision totaled $3.3 million for the first quarter of 1996, compared to $8.1 million for the first quarter of 1995. This result was primarily due to the components listed above.

   The difference between the effective tax rate of 63.7% compared to the U.S. statutory rate of 35% is primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes.

   EBITDA for the first quarter of 1996 decreased $.4 million or 6.7% to $5.5 million as compared to $5.9 million for the first quarter of 1995. This decrease is primarily attributable to the stronger revenue pacing in the first quarter of 1995 as compared to the first quarter 1996 discussed above. The EBITDA margin decreased from 15.1% in the first quarter of 1995 to 14.4% in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital requirements have been primarily provided by operations. It is expected that the Company's primary sources of financing for its future business activities will continue to be from operations plus borrowings under the Credit Agreement and that these sources are sufficient to meet the Company's working capital requirements.

   The Company continuously seeks opportunities to acquire additional representation contracts on attractive terms, and at the same time looks to maintain its current client roster. In addition, the recent changes in ownership of broadcast properties have fueled changes in client engagements among independent media representation firms. These changes and the Company's ability to acquire and maintain representation contracts can cause fluctuations in the Company's revenues and cash flows from period to period.

   Cash provided by operating activities in 1996 as compared to 1995 increased $3.5 million. This increase in cash provided by operating activities is primarily due to improvements in the Company's cash management and stronger cost controls and other items mentioned above.

   Net cash used in investing activities during 1996 aggregated $9.6 million, a decrease of $1.2 million compared to net cash used in investing activities during 1995 of $10.8 million. This decrease in cash used in investing activities was mainly a result of the $10.7 million investment in the Cable Joint Venture which occurred in the first quarter of 1995, offset by the net increases in purchases of station representation contracts of $7.7 million and capital expenditure over the first quarter of 1995 of $1.8 million.

   Overall cash flows from financing activities provided $7.3 million during 1996 versus $8.6 million during 1995. In the first quarter of 1996, the Company spent $1.7 million to repurchase of Katz Media Corporation 12 3/4 % Senior Subordinated Notes due 2002. The Company has approximately $5.9 million available on its revolving credit facility as of March 31, 1996.

PART II OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

   The Company, from time to time, is involved in litigation by former employees and other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

   There are no reportable items under Part II, Items 2-6.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 1996                        KATZ MEDIA GROUP, INC.


By: /s/ Thomas F. Olson                   By: /s/ Richard E. Vendig
- -----------------------------                 ------------------------
    Thomas F. Olson                              Richard E. Vendig
    President and                                Senior Vice President
    Chief Executive Officer                      Chief Financial &
    and Director                                 Administrative
                                                 Officer, Treasurer