Form 10-Q/A
period 1996-03-31
KATZ MEDIA GROUP INC
filed 1996-05-13
CIK 934494

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                -------------
                                 FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               (AMENDMENT NO. 1)

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