Form 10-Q
period 1996-06-30
KATZ MEDIA GROUP INC
filed 1996-08-08
CIK 934494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996      Commission File Number 1-13674



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




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At July 26, 1996 13,675,160 shares of the Registrant's common stock were outstanding.

                                      INDEX




                                                                            PAGE

Item 1 - Financial Statements
- ------

    Consolidated Balance Sheets............................................ 2

    Consolidated Statements of Operations.................................. 3

    Consolidated Statements of Cash Flows.................................. 4

    Notes to Consolidated Financial Statements............................. 5

Item 2 - Management's Discussion and Analysis of
- ------
         Financial Condition and Results of Operations..................... 6-8


Part II  Other Information
         -----------------

Item 1 - Legal Proceedings................................................. 9
- ------

Item 4 - Submission of Matters to a Vote of Security Holders............... 9
- ------

Signatures................................................................. 10

Financial Data Schedule.................................................... 11

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (000's Omitted, Except Share and Per Share Information)



                                                       June 30,     December 31,
                                                       --------     ------------
                                                         1996          1995
                                                        ------        ------
                                                      (Unaudited)     (Note)

Assets
Current assets:
   Cash and cash equivalents........................$   2,241       $   2,350
   Accounts receivable, net of allowance for doubtful
    accounts of $1,300...............................  66,185          61,405
   Deferred costs on purchases of station represent-
    ation contracts..................................  16,894          13,096
   Prepaid expenses and other current assets ........   1,287             869
                                                     --------       ---------
          Total current assets.......................  86,607          77,720

Fixed assets, net....................................  15,051          12,437
Deferred income taxes................................   1,857           1,857
Deferred costs on purchases of station representation
 contracts...........................................  60,005          39,602
Intangible assets, net............................... 223,267         227,726
Other assets, net ...................................  17,463          18,291
                                                     --------       ---------
          Total assets..............................$ 404,250      $  377,633
                                                    ---------      ----------
                                                    ---------      ----------

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities.........$  45,486      $   38,425
   Deferred income on sales of station represent-
    ation contracts.................................   13,002          10,700
   Income taxes payable.............................    2,330           3,178
                                                    ---------      ----------
          Total current liabilities                    60,818          52,303
                                                    ---------      ----------

Deferred income on sales of station representation
contracts...........................................$   2,333           3,589
Long-term debt......................................  192,090         179,530
Other liabilities,  principally deferred rent and
 representation contracts payable...................   41,115          34,770

Commitments and contingencies.......................     --              --

Stockholders' equity
   Preferred stock, $.01 par value, 4,000,000 shares
    authorized, no shares issued or outstanding......    --              --
   Common stock, $.01 par  value, 26,000,000 shares
    authorized, 13,673,700 shares issued.............     137             137
   Paid-in-capital................................... 129,602         129,382
   Carryover basis adjustment........................ (20,047)        (20,047)
   Accumulated deficit...............................  (1,435)         (1,831)
                                                     ---------      ----------
                                                      108,257         107,641
   Treasury Stock, at cost, 14,583 shares  (1996)
    and 33,333 shares (1995) ........................     (88)           (200)
   Unearned Compensation-Restricted Stock............    (275)           --

         Total stockholders' equity.................. 107,894         107,441
                                                     --------        --------

         Total liabilities and stockholders' equity..$404,250       $ 377,633
                                                     --------       ---------
                                                     --------       ---------

                 Note: The consolidated balance sheet
                       at December 31, 1995 has been
                       derived from audited financial
                       statements at that date.

                  The accompanying notes are an integral part of these consolidated financial statements.



                                              KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (000's Omitted, Except Share and Per Share Information)
                                                            (Unaudited)



                                          Three Months Ended            Six Months Ended
                                               June 30,                     June 30,
                                          ------------------            ----------------
                                           1996        1995              1996      1995
                                          ------      ------            ------    ------


Operating revenues, net.............. $   48,115    $   50,324      $  86,397    $   89,433
                                      ----------    ----------      ---------    ----------

Operating expenses:..................
Salaries and related costs...........     25,919        27,617         49,953        51,728
Selling, general and administrative..      9,876         9,287         19,466        18,732
Depreciation and amortization........      2,830         2,516          5,840         6,989
                                      ----------    ----------      ---------    ----------
     Total operating expenses             38,625        39,420         75,259        77,449
                                      ----------    ----------      ---------    ----------
     Operating income................      9,490        10,904         11,138        11,984
                                      ----------    ----------      ---------    ----------
Other expense (income):..............
Interest expense.....................      5,109         5,682         10,134        14,958
Interest (income)....................        (61)          (84)          (111)         (134)
                                      ----------    ----------      ---------    ----------
     Total other expense, net              5,048         5,598         10,023        14,824
Income (loss) before income
 provision tax (benefit).............      4,442         5,306          1,115        (2,840)
Income tax provision (benefit)             2,839         4,514            719        (2,133)
                                      ----------    ----------      ---------    ----------
     Net income (loss) ..............      1,603           792            396          (707)
                                      ----------    ----------      ---------    ----------
                                      ----------    ----------      ---------    ----------
Net income (loss) per common share...       $.11          $.06           $.03         ($.07)
                                      ----------    ----------      ---------    ----------
                                      ----------    ----------      ---------    ----------
Weighted average common shares        13,992,627    13,377,706     13,825,999    10,641,446
                                      ----------    ----------      ---------    ----------
                                      ----------    ----------      ---------    ----------


                      The accompanying notes are an integral part of these consolidated financial statements.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)


                                                         Six Months Ended
                                                               June 30,
                                                   -----------------------------
                                                       1996           1995
                                                      ------         ------
Cash  flows from operating activities:

  Net income (loss) before adjustments............      $396         ($707)
                                                   ---------      ---------
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization................     5,841         6,989
     Amortization of debt issuance costs..........       --          1,860
     Deferred rent................................       790           601
     Non-cash compensation expense for stock
      options.....................................       593           727
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable..    (2,987)        2,601
      Decrease (increase) in other assets.........    (1,665)       (1,206)
      (Increase) in deferred taxes................       --         (2,275)
      Increase (decrease)  in accounts payable and
       accrued liabilities.........................      848        (4,446)
      (Decrease) in income taxes payable...........     (847)          (20)
      Other, net...................................     (533)       (1,582)
                                                       ------       -------
   Total adjustments                                   2,040         3,249
                                                       ------       -------
   Net cash provided by operating activities           2,436         2,542
                                                       ------       -------
Cash flows from investing activities:
     Capital expenditures..........................   (4,106)       (1,374)
     Payments received on sales of station repre-
      sentation contracts..........................     9,677        9,686

     Payments made on purchases of station repre-
      sentation contracts...........................  (20,676)     (14,165)
     Investment in cable joint venture..............     --        (10,670)
                                                       ------       -------
            Net cash (used in) investing activities. (15,105) (16,523) Cash flows from financing activities:
  Credit facilities borrowing.......................   36,000       31,000
  Credit facilities repayments......................  (21,700)     (29,000)
  Proceeds from Bridge Notes........................     --          4,000
  Retirement of 12 3/4% Senior Subordinated Notes...   (1,740)        (470)
  Retirement of other  notes payable................      --          (370)
  Release of escrow funds...........................      --         2,000
  Net proceeds from issuance of Common Stock........      --        80,475
  Retirement of Bridge Notes........................      --       (74,000)
  Purchase of treasury stock .......................      --          (200)
                                                       ------       -------
        Net cash provided by financing activities...   12,560       13,435
                                                       ------       -------
Net  decrease in cash and cash equivalents..........     (109)        (546)
Cash and cash equivalents, beginning of period......    2,350        2,727
                                                       ------       -------
Cash and cash equivalents, end of period............ $  2,241     $  2,181
                                                       ------       -------
                                                       ------       -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (Unaudited)




1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the business of Katz Media Group, Inc. (the "Company"), operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated 1995 financial statements and footnotes thereto included in the Company's Form 10-K filed March 29, 1996 (File No. 1-13674).


2.   EARNINGS PER COMMON SHARE

     Net income per common share is calculated by dividing net income by the number of weighted average shares of Common Stock outstanding for the period January 1, 1996 through June 30, 1996. Net loss per common share for the period January 1, 1995 through June 30, 1995 is calculated by dividing net loss by the number of weighted average shares of Common Stock outstanding adjusted to give effect to the 5 for 3 stock split authorized in March 1995 as if it occurred as of January 1, 1995.


3.   RESTRICTED STOCK PLAN

     Shares held in treasury are available for grant under the 1996 Restricted Stock Grant Plan (the "1996 Restricted Plan") which may be increased from time to time at the discretion of the Board of Directors.

     Effective January 2, 1996 the Compensation Committee of the Board of Directors awarded 18,750 shares of restricted stock under the 1996 Restricted Plan to certain key executives. The market price of the Company's Common Stock on the date of grant was $17 5/8. The restrictions on such shares lapse ratably over a three year period. As such restrictions lapse, compensation expense will be recognized representing the fair market value of the Company's Common Stock on the date of grant. During the six months ended June 30, 1996, approximately $55,000 of related compensation expense was recognized.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS



General
- -------

     The following discussion is based upon and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

     The net operating revenues of the Company are derived from commissions on the sale of national spot advertising air time for radio and television clients. Commission rates are negotiated and set forth in the client's individual representation contracts. The key to the Company's success is the maintenance of its current representation contracts with client stations and the acquisition of new representation contracts. The primary operating expenses of the Company are employee salaries, rents, commission-related payments to employees, data processing expenses, and depreciation and amortization. The Company's financial results have been impacted by three significant factors: (i) trends in advertising expenditures, (ii) buyouts of station representation contracts, changes in ownership of stations and (iii) acquisitions of representation firms. The effect of these factors on the Company's financial condition and results of operations have varied from period to period.

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


Business
- --------

     The Company operates as a single segment business and is the only full service media representation firm in the United States serving multiple types of electronic media, with leading market shares in the representation of radio and television stations and cable systems. During the second quarter of 1996 the Company's percentage composition of gross billings (representing the aggregate dollar amount of advertising placed on client stations or systems) by broadcast media was as follows: 62.1% for television; 31.9% for radio; and 6.0% for cable and international (on a 100% owned basis). Gross billings during the second quarter of 1996 compared to second quarter 1995 decreased 10.3% for television primarily reflecting the July 1995 United Television stations transfer discussed below, increased 18.6% for radio and increased 5.4% for cable and international (on a 100% owned basis) generally as a result of new client additions. The composition of gross billings by broadcast media during the second quarter of 1995 was 68.0% for television, 26.5% for radio, and 5.5% for cable and international (on a 100% owned basis).


Results of Operations - Three Months Ended June 30, 1996
- --------------------------------------------------------

     Net  operating  revenues  for the  second  quarter  of 1996  totaled  $48.1 million, a decrease of approximately $2.2 million, or approximately 4.4%, compared to net operating revenues of $50.3 million for the second quarter of 1995. This decrease reflects (i) the slower 1996 second quarter pacings as compared to those achieved during the 1995 second quarter and (ii) the July 1995 transfer of United Television, Inc. stations ($1.7 million of operating revenues in the 1995 second quarter) to a new representation firm in which the company will receive a profit distribution rather than report revenues and associated expenses.

     Operating expenses, excluding depreciation and amortization, decreased $1.1 million, or approximately 3.0%, from $36.9 million in the second quarter of 1995 as compared to $35.8 million in the second quarter of 1996. Salaries and related costs decreased by $1.7 million when compared to the second quarter of 1995, primarily attributable to decreased compensation resulting from decreased operating revenues. Selling, general and administrative increased by $.6 million when compared to the second quarter of 1995 attributed mostly to the start up of a sixth radio company. Operating expenses excluding depreciation and amortization as a percentage of net operating revenues increased from 73.3% in the second quarter of 1995 to 74.4% in the second quarter of 1996, primarily as a result of the lower operating revenue figures described above.

     Depreciation and amortization overall increased by $.3 million, or 12.5%, for the second quarter of 1996 compared to the second quarter of 1995, primarily due to the relatively higher amounts of amortization of representation contracts acquired in 1996.

     Operating income for the second quarter of 1996 decreased by $1.4 million compared to the second quarter of 1995 as a result of the operating components discussed above.

     Interest expense, net, decreased by $.6 million for the second quarter of 1996 compared to the second quarter of 1995, primarily attributable to the repayment of debt with the net proceeds of the Company's initial public stock offering in April 1995.

     Income before income tax provision totaled $4.4 million for the second quarter of 1996, compared to income of $5.3 million for the second quarter of 1995. This result was primarily due to the components listed above.

     The difference between the effective tax rate of 63.9% compared to the U.S. statutory rate of 35% in the second quarter of 1996 is primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes.

     EBITDA for the second quarter of 1996 decreased $1.5 million or 10.7% to $12.9 million as compared to $14.4 million for the second quarter of 1995. This decrease is primarily attributable to the stronger revenue pacing in the second quarter of 1995 as compared to the second quarter 1996 discussed above. The EBITDA margin decreased from 28.6% in the second quarter of 1995 to 26.7% in the second quarter of 1996.


Results of Operations - Six Months Ended June 30, 1996
- ------------------------------------------------------

     Net  operating  revenues  for the first six  months of 1996  totaled  $86.4 million, a decrease of approximately $3.0 million, or approximately 3.4%, compared to net operating revenues of $89.4 million for the first six months of 1995. This decrease reflects (i) the slower 1996 first half pacings as compared to those achieved during the 1995 first half and (ii) the July 1995 transfer of United Television, Inc. stations ($3.2 million of operating revenues in the first half of 1995) to a new representation firm in which the company will receive a profit distribution rather than report revenues and associated expenses.

     Operating expenses, excluding depreciation and amortization, decreased from $70.5 million for the first six months of 1995 to $69.4 million for the first six months of 1996, a decrease of $1.1 million or 1.5%. This decrease was primarily attributable to decreased compensation, resulting from decreased operating revenue, offset by the start up of a sixth radio company.

     Depreciation and amortization decreased by $1.1 million, or 16.4% for the first six months of 1996 compared to the first six months of 1995, due to the lower amounts of amortization expense related to non-compete agreements recorded in the first six months of 1996 as compared to the first six months of 1995, offset by relatively higher amounts of amortization for representation contracts acquired in 1996.

     Operating income for the first six months of 1996 decreased by $.8 million compared to the first six months of 1995 as a result of the components discussed above.

     Interest expense, net, aggregated $10.0 million for the first half of 1996, compared to $14.8 million for the first half of 1995. The 1995 figure includes $4.7 million of interest and amortized deferred financing costs related to the debt which was reduced or satisfied with the net proceeds of the Company's initial public stock offering.

     Income before income tax provision totaled $1.1 million for the first six months of 1996, compared to a loss of $2.8 million for the comparable period of 1995. This result was primarily due to the components listed above.

     The difference between the effective tax rate of 64.5% compared to the U.S. statutory rate of 35% in the second quarter of 1996 is primarily attributable to permanent differences between the book and taxable income related to goodwill amortization, other nondeductible expenses and state income taxes.

     EBITDA for the first six months of 1996 decreased $1.9 million or 9.6% to $18.4 million as compared to $20.3 million for the first half of 1995. This is primarily attributed to the decreased levels of advertising combined with the initial start up costs for Sentry Radio, offset in part by reduced compensation costs for existing companies, resulting in a decrease in the EBITDA margin from 22.7% in the first six months of 1995 to 21.3% in the first half of 1996.

Liquidity and Capital Resources
- -------------------------------

     The Company's working capital requirements have been primarily provided by operations. It is expected that the Company's primary sources of financing for its future business activities will continue to be from operations plus borrowings under the Katz Media Corporation's Revolving Credit Agreement or other similar agreements and that these sources will be sufficient to meet the Company's working capital requirements.

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

     Cash provided by operating activities in the first half of 1996 as compared to the first half of 1995 decreased $.1 million. This decrease in cash provided by operating activities is primarily due to the net change in working capital accounts.

     Net cash used in investing activities during the first half of 1996 aggregated $15.1 million, a decrease of $1.4 million compared to net cash used in investing activities during the first half of 1995 of $16.5 million. This decrease in cash used in investing activities was mainly a result of the $10.7 million investment in the Cable Joint Venture which occurred in the first quarter of 1995, offset by the net increases in purchases of station representation contracts of $6.5 million and capital expenditures of $2.7 million in the first half of 1996 as compared to the first half of 1995.

     Overall cash flows from financing activities provided $12.6 million during 1996 versus $13.4 million during 1995. Excluding the effects of the April 11, 1995 initial public offering, the cash provided by financing activities increased by $9.6 million in the first half of 1996 as compared to the first half of 1995 primarily as a result of increased borrowings on the credit facility offset in part by the repurchase of a portion of Katz Media Corporation 12 3/4% Senior Subordinated Notes due 2002. As of July 24, 1996 the Company has approximately $1.4 million available on its revolving credit facility.

PART II  Other Information
         -----------------

Item 1 - Legal Proceedings

     The Company, from time to time, is involved in litigation brought by former employees and other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

     On June 11, 1996, the Annual Meeting of Shareholders of Katz Media Group, Inc. was held to vote on proposals as follows:

     (a) To elect three directors of the Company.


                  Stuart O. Olds         Thomas J. Barry       David M. Wittels
                  --------------         ---------------       ----------------
 Affirmative        12,428,668             12,428,668             12,428,668

 Negative                2,260                  2,260                  2,260

 Abstained

 Withheld

 Broker non-votes

Shares entitled
 to vote            12,430,928             12,430,928             12,430,928


     Messrs. Thomas F. Olson, James E. Beloyianis, Thompson Dean, Michael J. Connelly, Steven J. Gilbert and Bob Marbut will continue to serve as directors of the Company.

     (b) To approve the 1996 Restricted Stock Grant Plan.

                          Affirmative                 12,000,151

                          Negative                       396,901

                          Abstained                       25,308

                          Withheld

                          Broker non-votes                 8,568

                          Shares entitled to vote     12,430,928


There are no reportable items under Part II, Items 2-3, 5-6.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August      , 1996                      KATZ MEDIA GROUP, INC.
               -----



By:  /s/  Thomas F. Olson                    By: /s/ Richard E. Vendig
     ----------------------                      -----------------------
     Thomas F. Olson                             Richard E. Vendig
     President and                               Senior Vice President
     Chief Executive Officer and Director        Chief Financial &
                                                 Administrative Officer,
                                                 Treasurer