Form 10-Q/A
period 1996-06-30
KATZ MEDIA GROUP INC
filed 1996-10-21
CIK 934494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)


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

Item 1 - Financial Statements
------

    Consolidated Balance Sheets............................................ 2

    Consolidated Statements of Operations.................................. 3

    Consolidated Statements of Cash Flows.................................. 4

    Notes to Consolidated Financial Statements............................. 5

Item 2 - Management's Discussion and Analysis of
------
         Financial Condition and Results of Operations..................... 6-8


Part II  Other Information
         -----------------

Item 1 - Legal Proceedings................................................. 9
------

Item 4 - Submission of Matters to a Vote of Security Holders............... 9
------

Signatures................................................................. 10

Financial Data Schedule.................................................... 11

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