Form 10-Q
period 1996-09-30
KATZ MEDIA GROUP INC
filed 1996-11-14
CIK 934494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period                          Commission File Number 1-13674
ended September 30, 1996



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





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At November 6, 1996 -- 13,681,435 shares of the Registrant's common stock were outstanding.

                                      INDEX







                                                                         PAGE
                                                                         ----

Item 1 - Financial Statements
------

    Consolidated Balance Sheets.......................................     2

    Consolidated Statements of Operations.............................     3

    Consolidated Statements of Cash Flows.............................     4

    Notes to Consolidated Financial Statements........................    5-6

Item 2 - Management's Discussion and Analysis of
------
         Financial Condition and Results of Operations................    7-10


Part II  Other Information
         -----------------

Item 1 - Legal Proceedings.............................................    10
------

Signatures.............................................................    11

Financial Data Schedule............................................. ..    12

                        KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                (000's Omitted, Except Share and Per Share Information)
                                                                     September 30,       December 31,
                                                                     -------------       ------------
                                                                         1996                1995
                                                                      (Unaudited)           (Note)
Assets
Current assets:
   Cash and cash equivalents........................................$      3,560          $    2,350
   Accounts receivable, net of allowance for doubtful
    accounts of $1,300..............................................      60,102              61,405
   Deferred costs on purchases of station representation
    contracts.......................................................      21,097              13,096
   Prepaid expenses and other current assets .......................         922                 869
                                                                    ------------          ----------
          Total current assets......................................      85,681              77,720
                                                                    ------------          ----------
Fixed assets, net...................................................      16,363              12,437
Deferred income taxes...............................................       1,857               1,857
Deferred costs on purchases of station representation
 contracts..........................................................      65,648              39,602
Intangible assets, net..............................................     221,037             227,726
Other assets, net...................................................      23,410              18,291
                                                                    ------------          ----------
          Total assets..............................................$    413,996          $  377,633
                                                                    ------------          ----------
                                                                    ------------          ----------
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities.........................$     46,048          $   38,425
   Deferred income on sales of station representation
    contracts ......................................................      12,314              10,700
   Income taxes payable.............................................       3,365               3,178
                                                                    ------------          ----------
     Total current liabilities......................................      61,727              52,303
                                                                    ------------          ----------
Deferred income on sales of station representation
  contracts.........................................................       4,506               3,589
Long-term debt......................................................     194,890             179,530
Other liabilities, principally deferred rent and
  representation contracts payable..................................      44,018              34,770

Commitments and contingencies.......................................        --                  --

Stockholders' equity
   Preferred stock, $.01 par value, 4,000,000 shares
    authorized, no shares issued ...................................        --                  --
   Common stock, $.01  par  value, 26,000,000  shares
    authorized,  13,665,852 shares (1996) and  13,673,700
    shares (1995)...................................................         137                 137
   Paid-in-capital..................................................     129,646             129,382
   Carryover basis adjustment.......................................     (20,047)            (20,047)
   Accumulated deficit..............................................        (545)             (1,831)
                                                                    ------------          -----------
                                                                         109,191             107,641
   Treasury Stock, at cost, 14,583 shares  (1996) and 33,333
    shares (1995) ..................................................         (88)               (200)
   Unearned Compensation-Restricted Stock...........................        (248)                --
                                                                    ------------          -----------
         Total stockholders' equity.................................     108,855             107,441
                                                                    ------------          -----------
         Total liabilities and stockholders' equity.................$    413,996         $   377,633
                                                                    ------------          -----------
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

                                                    2

                        KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                (000's Omitted, Except Share and Per Share Information)
                                      (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                         1996          1995           1996           1995

Operating revenues, net.............. $  43,554    $   43,611      $  129,951    $  133,044
Operating expenses:..................
Salaries and related costs...........    24,518        24,050          74,471        75,778
Selling, general and administrative..     7,533         9,575          26,999        28,307
Depreciation and amortization........     4,038         2,799           9,878         9,788
                                        -------       -------        --------       -------
      Total operating expenses.......    36,089        36,424         111,348       113,873
      Operating income...............     7,465         7,187          18,603        19,171
Other expense (income):..............
Interest expense.....................     5,127         5,007          15,261        19,965
Interest (income)....................       (33)          (60)           (144)         (194)
                                        -------       -------        --------       -------
     Total other expense, net........     5,094         4,947          15,117        19,771
Income (loss) before income tax
  provision (benefit)................     2,371         2,240           3,486          (600)
Income tax provision (benefit).......     1,481         1,683           2,200          (450)
                                        -------       -------        --------       -------
       Net income (loss) ............      $890          $557          $1,286         ($150)
                                        -------       -------        --------       -------
                                        -------       -------        --------       -------
Net income (loss) per common share...      $.06          $.04            $.09         ($.01)

                                        -------       -------        --------       -------
                                        -------       -------        --------       -------
Weighted average common shares.......13,940,213    13,989,264      13,969,490    11,649,802
                                        -------       -------        --------       -------
                                        -------       -------        --------       -------
              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                    3

                                 KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (000's omitted)
                                               (Unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                        -----------------
                                                                        1996         1995
                                                                        ----         ----

Cash flows from operating activities:
  Net income (loss) before adjustments...........................       $1,286       ($150)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization...............................        9,878       9,788
     Amortization of debt issuance costs.........................           32       1,726
     Deferred rent...............................................        1,118         781
     Non-cash compensation expense for stock options.............          380       1,489
     Reversal of excess provision for relocation.................       (1,500)        --
     Changes in assets and liabilities:
     (Increase) decrease in accounts receivable..................         (453)      3,418
     (Increase) in other assets..................................       (2,705)     (1,880)
     (Increase) in deferred taxes................................          --         (599)
     Decrease  in accounts payable and accrued liabilities.......         (615)     (1,451)
     Increase (decrease) in income taxes payable.................          187        (182)
     Other, net..................................................          (57)     (1,479)
                                                                        -------     -------
     Total adjustments...........................................        6,265       11,611
                                                                        -------     -------
     Net cash provided by operating activities...................        7,551       11,461
                                                                        -------     -------
Cash flows from investing activities:
     Capital expenditures........................................       (6,123)      (3,839)
     Payments received on sales of station representation
      contracts..................................................       15,053       15,200
     Payments made on purchases of station representation
      contracts..................................................      (30,010)     (24,628)
     Investment in cable joint venture...........................         --        (10,640)
                                                                        -------     -------
          Net cash (used in) investing activities                      (21,080)     (23,907)
                                                                        -------     -------
Cash flows from financing activities:
  Credit facilities borrowing....................................       53,700       49,000
  Credit facilities repayments...................................      (36,600)     (48,500)
  Proceeds from Bridge Notes.....................................         --          4,000
  Retirement of 12 3/4% Senior Subordinated Notes................       (1,740)        (470)
  Retirement of other  notes payable.............................         --           (370)
  Financing Fees.................................................         (621)        --
  Release of escrow funds........................................         --          2,000
  Net proceeds from issuance of Common Stock.....................         --         80,475
  Retirement of Bridge Notes.....................................         --        (74,000)
  Purchase of treasury stock ....................................         --           (200)
                                                                        -------     -------
        Net cash provided by financing activities                        14,739      11,935
                                                                        -------     -------

Net increase (decrease) in cash and cash equivalents.............         1,210        (511)
Cash and cash equivalents, beginning of period...................         2,350       2,727
                                                                        -------     -------
Cash and cash equivalents, end of period.........................$        3,560    $  2,216
                                                                        -------     -------
                                                                        -------     -------


                           The accompanying notes are an integral part of these
                                    consolidated financial statements.

                                                    4

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)




1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the business of Katz Media Group, Inc. (the "Company"), operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated 1995 financial statements and footnotes thereto included in the Company's Form 10-K filed March 29, 1996 (File No. 1-13674).




2.  EARNINGS PER COMMON SHARE

     Net income per common share is calculated by dividing net income by the number of weighted average shares of Common Stock outstanding for the period, adjusted for the incremental shares. Net loss per common share for the period January 1, 1995 through September 30, 1995 is calculated by dividing net loss by the number of weighted average shares of Common Stock outstanding adjusted to give effect to the 5 for 3 stock split authorized in March 1995 as if it occurred as of January 1, 1995.




3.  RESTRICTED STOCK PLAN

     Shares held in treasury are available for grant under the 1996 Restricted Stock Grant Plan (the "1996 Restricted Plan") which may be increased from time to time at the discretion of the Board of Directors.

     Effective January 2, 1996, the Compensation Committee of the Board of Directors awarded 18,750 shares of restricted stock under the 1996 Restricted Plan to certain key executives. The market price of the Company's Common Stock on the date of grant was $17 5/8. The restrictions on such shares lapse ratably over a three year period. As such restrictions lapse, compensation expense will be recognized representing the fair market value of the Company's Common Stock on the date of grant. During the nine months ended September 30, 1996, approximately $83,000 of related compensation expense was recognized.




4.  RECENT DEVELOPMENTS AND OTHER

     On September 6, 1996, the Company, through Katz Media Services, Inc., a newly-formed, wholly-owned subsidiary, as borrower, established a new senior secured Revolving Credit Facility (the "Interim Credit Facility") with a group of lenders for which The First National Bank of Boston acts as agent. The Interim Credit Facility provides for borrowings of up to $35.0 million and matures on March 31, 1998. A portion of the facility, $5.0 million, is reserved to cover interest payments over the term of the facility. The balance of the facility is available for acquisitions, contract buyouts and general corporate purposes.

     Borrowings under the Interim Credit Facility bear interest at the Company's option at either 150 basis points over the Base Rate (as defined) or 250 basis points over the Eurodollar Rate (as defined). In addition, the Company pays a commitment fee of 0.5% per annum on the average daily balance of the unused commitments.

     The Interim Credit Facility contains customary affirmative and negative covenants and events of default.

     In connection with the Interim Credit Facility, the Company amended the terms of its existing Credit Agreement to advance the final maturity from September 30, 1999 to June 30, 1999.

     During the quarter ended September 30, 1996, the Company reevaluated the economic feasibility of its plan to sublet a portion of its headquarter facilities. Upon reevaluation, the Company has determined that such a program is not economically feasible and accordingly, has reversed the related $1.5 million accrual which had been established in 1995. This reversal has been reflected as a component of selling, general and administrative expense in the accompanying financial statements.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

General
-------

     The following discussion is based upon and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

     The net operating revenues of the Company are derived from commissions on the sale of national spot advertising air time for radio and television clients. Commission rates are negotiated and set forth in the client's individual representation contracts. The key to the Company's success is the maintenance of its current representation contracts with client stations and the acquisition of new representation contracts. The primary operating expenses of the Company are employee salaries, rents, commission-related payments to employees, data processing expenses, and depreciation and amortization. The Company's financial results have been impacted by three significant factors: (i) trends in advertising expenditures, (ii) buyouts and sales of station representation contracts, including those resulting from changes in ownership of stations and
(iii) acquisitions of representation firms. The effect of these factors on the Company's financial condition and results of operations have varied from period to period. Recent changes in regulations affecting ownership of broadcast stations have led to and are likely to continue to lead to larger station groups under common ownership, which has the effect of increasing the level and frequency of buyouts of representation contracts. Most recently, this has resulted in a net increase in the number of radio station clients and a net decrease in the number of television station clients represented by the Company. The Company continues to pursue the representation of additional client stations and groups in each of the media where it provides services.

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


Business
--------

     The Company operates as a single segment business and is the only full service media representation firm in the United States serving multiple types of electronic media, with leading market shares in the representation of radio and television stations and cable systems. During the third quarter of 1996 the Company's percentage composition of gross billings (representing the aggregate dollar amount of advertising placed on client stations or systems) by broadcast media was as follows: 55.2% for television; 39.2% for radio; and 5.6% for cable and international (on a 100% owned basis). Gross billings during the third quarter of 1996 compared to third quarter 1995 decreased 21.9% for television primarily reflecting the decreased national spot advertising sales, increased 14.9% for radio generally as a result of new client additions, and decreased 13.6% for cable and international (on a 100% owned basis) generally as a result of lost client stations in the international market. The composition of gross billings by broadcast media during the third quarter of 1995 was 63.6% for television, 30.7% for radio, and 5.7% for cable and international (on a 100% owned basis).


Results of Operations - Three Months Ended September 30, 1996
-------------------------------------------------------------

     Net operating revenues for the third quarter of 1996 were comparable to those of the third quarter of 1995, where both totaled $43.6 million.

     Operating expenses, excluding depreciation and amortization, decreased $1.6 million, or approximately 4.7%, from $33.6 million in the third quarter of 1995 as compared to $32.0 million in the third quarter of 1996. Salaries and related costs increased by $0.5 million, or approximately 1.9%, when compared to the third quarter of 1995. Selling, general and administrative expense decreased by $2.0 million when compared to the third quarter of 1995, primarily related to the reversal of the $1.5 million accrual of costs (reflected in the fourth quarter of 1995) related to the Company's plan to reduce its headquarters facility requirements, which the Company has determined is no longer economically feasible. Operating expenses, excluding depreciation and amortization as well as the reversal of $1.5 million in relocation reserves, as a percentage of net operating revenues, decreased marginally from 77.1% in the third quarter of 1995 to 77.0% in the third quarter of 1996.

     Depreciation and amortization increased by $1.2 million, or 44.3%, for the third quarter of 1996 compared to the third quarter of 1995, primarily due to the relatively higher amounts of amortization for representation contracts acquired in the second half of 1995 and 1996.

     Operating income for the third quarter of 1996 increased by $0.3 million compared to the third quarter of 1995 as a result of the operating components discussed above.

     Interest expense, net, increased by $0.1 million for the third quarter of 1996 compared to the third quarter of 1995, primarily attributable to increased borrowings, offset by lower interest rates.

     Income before income tax provision totaled $2.4 million for the third quarter of 1996, compared to $2.2 million for the third quarter of 1995. This result was primarily due to the components listed above.

     The difference between the effective tax rate of 62.5% compared to the U.S. statutory rate of 35% in the third quarter of 1996 was primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes.


Results of Operations - Nine Months Ended September 30, 1996
------------------------------------------------------------

     Net  operating  revenues for the first nine months of 1996  totaled  $130.0 million, a decrease of approximately $3.0 million, or 2.3%, compared to net operating revenues of $133.0 million for the first nine months of 1995. This decrease primarily reflects the July 1995 transfer of United Television, Inc. stations ($3.5 million of operating revenues in the first seven months of 1995) to a new representation firm in which the Company will receive a profit distribution rather than report revenues and associated expenses, partially offset by increased operating revenues for client stations acquired in the second half of 1995 and early 1996.

     Operating expenses, excluding depreciation and amortization, decreased from $104.1 million for the first nine months of 1995 to $101.5 million for the first nine months of 1996, a decrease of $2.6 million, or 2.5%. This decrease was primarily attributable to the one time reversal of $1.5 million in relocation accrual discussed above. The remaining $1.1 million of reduction in expenses was primarily attributable to decreased compensation reflecting the transfer of the United Television, Inc. stations and other items, offset by the start-up costs associated with the new Sentry Radio division and the establishment of the Company's interactive internet media representation subsidiary, Katz Millennium Marketing.

     Depreciation and amortization increased by $0.1 million, or a 0.9%, for the first nine months of 1996 compared to the first nine months of 1995, due to relatively higher amounts of amortization for representation contracts acquired in the second half of 1995 and early 1996 offset by amortization expense related to non-compete agreements arising from the August 1994 acquisition of Katz Media Corporation which became fully amortized during the first nine months of 1995.

     Operating income for the first nine months of 1996 decreased by $0.6 million, or 3.0%, compared to the first nine months of 1995, as a result of the components discussed above.

     Interest expense, net, aggregated $15.1 million for the first nine months of 1996, compared to $19.8 million for the first nine months of 1995. The 1995 figure includes $4.7 million of interest and amortized deferred financing costs related to the debt which was reduced or satisfied with the net proceeds of the Company's initial public offering in April 1995.

     Income before income tax provision totaled $3.5 million for the first nine months of 1996, compared to a loss of $0.6 million for the comparable period of 1995. This result was primarily due to the components listed above.

     The difference between the effective tax rate of 63.1% compared to the U.S. statutory rate of 35% for the first nine months of 1996 was primarily attributable to permanent differences between the book and taxable income related to goodwill amortization, other nondeductible expenses and state income taxes.


Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities in the first nine months of 1996 as compared to the first nine months of 1995 decreased $3.9 million. This decrease in cash provided by operating activities was due to the net change in working capital.

     Net cash used in investing activities during the first nine months of 1996 aggregated $21.1 million, a decrease of $2.8 million compared to net cash used in investing activities during the first nine months of 1995 of $23.9 million. This decrease in cash used in investing activities was mainly a result of the $10.7 million investment in National Cable Communications, L.P., the Cable Joint Venture, which occurred in the first quarter of 1995, offset by the net increases in purchases of station representation contracts of $5.5 million and increased capital expenditures of $2.3 million in the first nine months of 1996 as compared to the first nine months of 1995.

     Cash flows from financing activities provided $14.7 million during 1996 versus $11.9 million during 1995. Excluding the effects of the April 11, 1995 initial public offering, the cash provided by financing activities increased by $13.3 million in the first nine months of 1996 as compared to the first nine months of 1995, primarily as a result of increased borrowings on the Company's credit agreements offset in part by the repurchase of a portion of Katz Media Corporation's 12 3/4% Senior Subordinated Notes due 2002.

     The following table reconciles operating income to EBITDA for the three and nine months periods ending September 30, 1996 and 1995:

                                Three Months Ended            Nine Months Ended
                                   September 30,                September 30,
                                1996          1995            1996          1995
                                ----          ----            ----          ----
Operating Income.............  $ 7,465    $  7,187         $18,603       $19,171
Depreciation and Amortization    4,038       2,799           9,878         9,788
Non-cash rent expense........      328         317           1,118           917
Stock option compensation
 (credit) charge.............     (216)        760             380         1,489
Reversal of provision for
 relocation                     (1,500)         -           (1,500)          -
                                -------      -----          -------       ------
EBITDA.......................  $10,115     $11,063         $28,479       $31,365
                                -------      -----          -------       ------
                                -------      -----          -------       ------

     EBITDA for the third quarter of 1996 decreased $1.0 million, or 8.6%, to $10.1 million as compared to $11.1 million for the third quarter of 1995. This decrease as compared to the moderate increase in operating income was primarily attributable to lower non-cash compensation expense related to stock options ($0.2 million of compensation income in the third quarter of 1996 compared to an expense of $0.8 million in the third quarter of 1995), and the $1.5 million reversal of the provision for relocation relating to the Company's plan to reduce its headquarters facility requirements in the 1996 period. As a result, the EBITDA margin decreased from 25.4% in the third quarter of 1995 to 23.2% in the third quarter of 1996.

     EBITDA for the first nine months of 1996 decreased $2.9 million, or 9.2, to $28.5 million as compared to $31.4 million for the first nine months of 1995. This decrease, as compared to the 3.0% decrease in operating income, was primarily attributable to lower non-cash compensation expense related to stock options ($0.4 million in the first nine months of 1996 compared to $1.5 million in the comparable 1995 period) and the $1.5 million reversal of the provision for relocations relating to the Company's plan to reduce its headquarters facility requirements in the 1996 period. As a result, the EBITDA margin decreased from 23.6% in the first nine months of 1995 to 21.9% in the first nine months of 1996.

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

     The Company's working capital requirements have historically been primarily provided by operations plus borrowings under the Company's Credit Agreements, including the Interim Credit Facility established in September 1996 providing for revolving credit loans of up to $35.0 million.

PART II Other Information
        -----------------

Item 1 - Legal Proceedings

     The Company, from time to time, is involved in litigation by former employees and other litigation incidenetal to the conduct of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

Items 2-5

     There are no reportable items under Part II, Items 2-5.

Item 6 - Exhibits and Reports on form 8-K

(b) Reports on Form 8-K

     Report filed September 13, 1996 relating to the Interim Credit Facility referred to in Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  November 14, 1996                          KATZ MEDIA GROUP, INC.





By:  /s/  Thomas F. Olson                          By:  /s/ Richard E. Vendig
     -------------------------                          -----------------------
     Thomas F. Olson                                    Richard E. Vendig
     President and Chief                                Senior Vice President
     Executive Officer and Director                     Chief Financial &
                                                        Administrative Officer,
                                                        Treasurer