Form 10-K
period 1996-12-31
KATZ MEDIA GROUP INC
filed 1997-03-27
CIK 934494

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                           Commission File No. 1-13674


                             Katz Media Group, Inc.
             (Exact name of registered as specified in its charter)


           Delaware                                     13-3779269
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 125 West 55th Street, New York, New York 10019
                                 (212) 424-6000

Securities registered pursuant to Section 12( b ) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                  on which Registered
-------------------                                  -------------------
Common Stock, $.01 par value                         The American Stock Exchange

Securities registered pursuant to Section 12( g ) of the Act: - None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price on March 20, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $35 million.

     At March 20, 1997 - 13,492,396 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with its 1997 Annual Meeting are incorporated by reference into Part III of this Report on Form 10-K.

                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----
PART I

1.  Business............................................................   2-11
2.  Properties..........................................................    11
3.  Legal Proceedings...................................................    11
4.  Submission of Matters to a Vote of Security Holders.................    11

PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters.................................................    12
6.  Selected Consolidated Financial Data................................  12-14
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................................  15-23
8.  Financial Statements and Supplementary Data.........................    23
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.................................    23


PART III

10. Directors and Executive Officers of the Registrant..................    23
11. Executive Compensation..............................................    23
12. Security Ownership of Certain Beneficial Owners and
    Management..........................................................    23
13. Certain Relationships and Related Transactions......................    23


PART IV

14. Exhibits, Financial Statement Schedules and Reports on
    Form 8-K............................................................  24-26

                                     PART I

Item 1. Business

General
-------

     Katz Media Group, Inc. (the "Company" or "Katz," which terms include the subsidiaries of Katz Media Group, Inc. unless the context requires otherwise) is the only full service media representation firm in the United States serving multiple types of electronic media, with leading market shares in the representation of radio and television stations and cable television systems. The Company is exclusively retained by over 2,000 radio stations, 340 television stations and 1,500 cable systems to sell national spot advertising air time throughout the United States. National spot advertising is commercial air time sold by a radio or television station or cable system to advertisers located outside its local market. The Company conducts its business through 65 sales offices, located strategically throughout the United States, serving broadcast and cable clients located in over 200 dominant market areas, or DMAs. The Company represents at least one radio or one television station in each of the 50 largest DMAs and in over 97% of all DMAs. The Company's client stations include network owned, network affiliated and independent stations.

     The Company's client stations have a combined national spot advertising market share, measured as a percentage of gross billings of media representation firms for 1996, of approximately 53% of the United States spot radio market (based upon a market size estimated at approximately $1.5 billion for the same period), approximately 24% of the United States spot television market (based upon a market size estimated at approximately $7.0 billion for the same period) and approximately 59% of the United States cable market (based upon a market size estimated at approximately $200 million for the same period). National spot advertising, which is generally purchased by national advertisers in a variety of local markets in the United States, typically accounts for approximately 50% of a television station's revenue and approximately 20% of a radio station's revenue. Radio and television stations retain media representation firms, pursuant to exclusive representation contracts, to sell commercial air time to national advertisers, while such stations have in house staffs to handle sales to local advertisers. The representation contracts generally range from one to ten years in term and continue thereafter until terminated, typically on at least one year's notice. The Company generally can sell advertising time on a national level more efficiently and more economically than stations could themselves due to the Company's national presence through 65 sales offices. In addition, client stations benefit from the Company's highly skilled, professionally trained sales organization of approximately 1,400 people (including the employees of NCC (as defined)), its extensive on line computer services and customized marketing research. The Company offers advertisers "one stop shopping" for air time on the Company's large portfolio of client stations and cable systems.

     The Company, with over one hundred years of service to the media industry, has grown in recent years through advertising revenue increases at its existing client stations, the acquisition of representation contracts of its competitors, and the selective acquisition of other media representation firms. Since 1990, the number of radio stations represented by the Company has increased by 710 and the number of television stations represented or supported by the Company has increased by 133. The Company has grown, in part, through the acquisition of other media representation firms, during a period of significant consolidation in the media representation industry. The industry consolidation reflects the competitive pressures on smaller media representation firms and the decision by certain broadcast station groups to take advantage of the national presence, economies of scale and comprehensive services offered by independent media representation firms such as the Company.

     The Company provides media representation services to the U.S. cable television industry exclusively through National Cable Communications, L.P. ("NCC" or the "Cable Joint Venture"), a joint venture among the Company, affiliates of Comcast Corporation ("Comcast"), Continental Cablevision, Inc. ("Continental"), Cox Communications, Inc. ("Cox") and Time Warner Entertainment Company, L.P. ("Time Warner"). The Company is the general partner of the Cable Joint Venture with a 50% partnership interest. The remaining 50% partnership interest is divided equally among the other parties. The limited partners agreed that cable systems with certain minimum levels of subscribers would be represented exclusively by the Cable Joint Venture. The Cable Joint Venture is the largest cable television media representation firm in the United States

(based on gross billings), representing systems with an aggregate of approximately 38.1 million subscribers. The Cable Joint Venture represents a partnership among all Chicago area cable operators providing for the first hard wired, all subscriber, digital interconnect system. The Chicago Cable Interconnect system became operational in October 1996. In October 1996, the Cable Joint Venture announced plans for the second such system in Detroit. See "Cable Television."

     In November 1995, the Company announced the formation of Sentry Radio Sales, a full service radio sales representation firm, which is a division of the Company. See "Radio Representation." In December 1995, the Company announced the establishment of Katz Millennium Marketing, its subsidiary that specializes in interactive television projects, Internet web sites and other on line services. See "Internet / Interactive Television."

     The Company has the following three-part operating strategy:

     Expand Market Share. To increase its market share, the Company will seek to expand its operations in existing and new markets by developing new clients, acquiring representation contracts of its competitors and selectively pursuing the acquisition of representation firms. The Company will also pursue new opportunities in developing media technologies such as Internet marketing, where Katz Millennium Marketing provides representation services to Internet web sites, interactive television projects and on line services and, through its Katz International subsidiary, will seek to increase its presence in international markets.

     Provide Highest Quality Service. To better serve its existing clients, the Company will continue to offer comprehensive advertisement, planning and placement services, as well as a broad range of value added benefits, including marketing, research, consulting and programming advisory services. The Company believes these services help to improve the ratings of its client stations, thereby stimulating further demand for the Company's representation services.

     Increase Overall Demand for National Spot Advertising. The Company's efforts to increase overall demand for national spot advertising are enhanced by its continued development of the Katz Networks. The Katz Networks refer to the portfolios of client radio and television stations and cable systems which the Company packages together (in various combinations) and markets to advertisers as informal or unwired networks. Advertisers are able to place advertisements efficiently on as few as two stations or as many as all stations represented by the Company to target specific demographic groups or markets. Through these networks of client stations, the Company has the ability to reach audiences in size equivalent to those of the major radio and television networks. The Katz Networks also offer flexibility by providing an alternative to the more limited offerings of the traditional broadcast networks. The Company believes that the breadth of the Katz Networks cannot presently be duplicated to the same extent by any other representation firm because of the large number of client stations required to effectively offer such a service. In addition, the Company is the only representation firm engaging in multiple types of electronic media, including radio, television, cable television and the Internet.

Background of the Company
-------------------------

     The Company is a holding company that was formed in July 1994 by DLJ Merchant Banking Partners, L.P. and related investors (collectively, "DLJMB") and certain members of current management to acquire all of the outstanding stock of the company formerly known as Katz Media Corporation ("Katz Media" or the "Predecessor Company") from an investor group that included certain retiring executives, which acquisition was completed on August 12, 1994 (the "1994 Acquisition"). The Company completed an initial public offering of 5,500,000 shares of its common stock in April 1995 (the "1995 IPO"). As of March 20, 1997, DLJMB beneficially owned approximately 49.4% of the common stock of the Company, and the management shareholders, consisting of management and employees of the Company (collectively, the "Management Shareholders"), beneficially owned approximately 13.1% of the common stock of the Company. In December 1996, Katz Media merged with and into Katz Capital Corporation, a wholly owned subsidiary of the Company, and the surviving company was renamed Katz Media Corporation ("KMC"). The Company does not have any significant assets or operations other than through its subsidiary, KMC.

Background of the Business
--------------------------

     Media representation firms are retained by radio and television stations and cable television systems to sell commercial air time to advertisers located outside their local markets. This air time is called national spot advertising because it is placed or "spotted" in one or more broadcast or cable markets. This is in contrast to network advertising, which is broadcast simultaneously throughout the United States on network affiliated stations, and local advertising, which is generally sold to local advertisers through a station's own sales and marketing staff. Usually, national spot advertising time is sold via advertising agencies, which are hired by advertisers to plan and create their advertising campaign and to place such advertising with radio and television stations, cable systems and other media.


Representation Contracts
------------------------

     Representation firms generate revenues through contractual commissions from the sale of advertising time on behalf of client stations. These revenues are based on the station's "net billings" (usually defined as gross advertising billings less customary advertising agency commissions, which are typically 15%). Representation contracts are up to ten years in initial length and are evergreen thereafter. The evergreen period is the contractual term of a representation contract following the expiration of the initial term thereof, during which period the contract is extended until notice of cancellation is given in accordance with the notice provisions of the contract (typically at least one year). For example, if a contract with an initial term of three years and an evergreen provision is canceled without notice by the client station after two years, the representation firm is contractually entitled to be compensated in an amount equal to 26 months of commissions (i.e., 12 months for the remaining term of the contract, 12 months for the advance or evergreen notice period and, typically, two additional months representing spillover commissions for sales made prior to cancellation). In accordance with industry practice, termination payments are generally made by the successor representation firm. The Company generally amortizes the cost of acquiring new contracts over the benefit period (typically representing the initial term plus the evergreen period of the acquired contracts), although contracts are expected to provide significantly longer-term revenue beyond this initial period. The Company similarly amortizes the income associated with the buyout of an existing client's contract over the payment period (or period of benefit).

     In recent years, and in particular in 1996 following the passage of the Telecommunications Act of 1996 ("the Telecommunications Act"), the broadcasting industry has undergone substantial consolidation. The consolidation of broadcast station ownership has led to the development of larger client station groups and has increased the level and frequency of buyouts. Station groups have tended to negotiate exclusive long term representation contracts with a single media representation firm covering all of their stations, including stations acquired after the date of the initial representation contract. The Telecommunications Act has eliminated certain of the restrictions on multiple ownership of radio and television stations by a single entity and has relaxed certain other restrictions on cross ownership of broadcast properties. The Company expects further consolidation of the broadcast industry as a result of the passage of the Telecommunications Act. See "Government Regulation."

     In 1996, television, cable television and radio advertising together comprised approximately $52.4 billion or 30.2% of total U.S. advertising expenditures. Total 1996 expenditures for national spot advertising from all sources were estimated to be approximately $10.0 billion for broadcast and cable television and $2.1 billion for radio, of which approximately $7.2 billion and $1.5 billion, respectively, were commissionable billings. Cable advertising is a much less mature market than radio or television advertising. However, the use of exclusive representation is becoming more prevalent in the cable television industry, which is currently served by two major national representation firms, NCC and CNI, Inc., as well as smaller regional firms.


Radio Representation
--------------------

     The Company is the leading radio representation firm in the country (based on gross billings), representing on an exclusive basis over 2,000 radio stations throughout the United States with national spot radio billings in excess of $789 million in 1996. The Company conducts its radio representation business through its Katz Radio, Christal Radio, Banner Radio, Eastman Radio, Sentry Radio and Katz Hispanic Media operations. In March 1997, the Company announced the formation of AMCAST, the Company's first client dedicated representation company to serve ABC and the closure of Banner. Each of these six representation operations performs autonomously within the Company and services a cross section of stations, markets, geographic locations, demographics and formats (with the exception of Katz Hispanic Media). This autonomy serves to heighten competition among the six operations, which the Company believes enhances its overall performance.

     The Company provides a full range of marketing services, grouped under KRG Dimensions, including sales promotion support, and customized audience/market research to meet the needs of client stations and to develop new sources of spot and unwired radio network advertising revenues. In addition, the Company's research department continuously analyzes a variety of data to provide its salespeople with creative means with which to demonstrate radio's advantages over other media. Local economic conditions, station performance levels and qualitative marketing data are closely monitored by the research department.

     The Company's growth in radio representation, aside from that resulting from acquisitions, is the result of the continuing demand for radio advertising and certain competitive advantages enjoyed by the Company, such as the Katz Networks. The Katz Networks refers to the Company's informal or unwired networks of client stations that the Company can package together and market to advertisers seeking to reach specific demographic groups in those geographic markets meeting the advertisers' quantitative and qualitative criteria.

     The Company's revenues from radio representation are derived from a diverse client base of stations throughout the United States. The Company's largest single client accounted for approximately 5.5% of the Company's total 1996 net operating revenues. The Company's clients include the following prominent radio broadcasting companies:

          ABC                                    Hearst Broadcasting
          American Radio Systems/                Heftel Broadcasting
          EZ Communications                      Heritage Media
          Bonneville International               Jacor Communications
          Cox Communications                     Tribune Broadcasting
          Evergreen Media/Chancellor Broadcasting
          Company/Viacom International

Television Representation
-------------------------

     The Company is one of the leading television representation firms in the country, representing on an exclusive basis over 340 television stations with national spot television billings of approximately $1.5 billion in 1996. The Company conducts its television representation business through two autonomous operations, Katz Television (consisting of Katz American Television, Katz Continental Television and Katz National Television) and Seltel.

     Katz Television's three operating divisions each target a particular market segment and operate autonomously while sharing substantially all overhead functions. The Company believes this structure enables its divisions to provide clients with specialized expertise in the respective markets they serve. Katz American Television represents stations affiliated with the three major networks (ABC, CBS and NBC) ("network affiliated stations") in the 50 largest DMAs. Katz Continental Television represents network affiliated stations in medium and smaller markets, generally DMAs ranked 51 and higher. Katz National Television represents large market, network- affiliated, independent and Fox, United Paramount Network and The Warner Brothers Television Network affiliated stations.

     Seltel represents over 140 television stations, and the Company believes Seltel is the largest representative of Fox network affiliates, which comprise 56 of Seltel's client stations. Since Katz Television and Seltel are operated independently of one another, the Company generally is able to represent more than one television station in a market.

     The Company believes it has achieved a leading position in television spot advertising through, among other things, the strength of its 40 television sales offices, its marketing services and its unwired networking capabilities. The Company believes it has the largest and most sophisticated marketing, programming advisory and research data support capability in the television representation industry, and utilizes unique proprietary computer applications to help formulate and implement comprehensive media marketing plans. The Company provides client stations with marketing research and other services that not only can increase a station's national spot business, but also can be used by the client station to generate sales in its local market.

     The Company's revenues from television representation are derived from a diverse client base of stations throughout the United States, although there are some regional markets which the Company does not presently service and which the Company has targeted for future revenue growth. The Company's largest single client accounted for approximately 5.5% of the Company's total 1996 net operating revenues. In addition, the Company's clients are well diversified by network affiliation. The Company's clients include the following prominent television broadcasting companies:

      Abry Communications                        Lee Enterprises
      Allbritton Communications                  Maine Broadcasting
      Bahakel Broadcasting                       McKinnon Broadcasting
      Benedek Broadcast Group                    New York Times
      Clear Channel Communications               Paramount Communications
      Cosmos Broadcasting                        Pulitzer Broadcasting
      Fisher Broadcasting                        Raycom Inc.
      Granite Broadcasting                       Scripps Howard Broadcasting
      Gray Communications                        Sullivan Broadcasting  Company
      Hearst Corporation                         Smith Broadcasting
      Landmark Communication


Cable Television
----------------

     The Company began servicing the cable television advertising market through Cable Media Corporation ("Cable Media") in 1992. During 1993 and 1994, Cable Media secured significant representation contracts with Tele Communications, Inc., the nation's largest cable system operator, and other well known cable operators at the time such as Adelphia, Multimedia, Times Mirror, Paragon and Tribune, and with the interconnects that serve Detroit and Miami. In January 1995, the Company formed the Cable Joint Venture by contributing $10.5 million in cash and the assets of Cable Media and agreeing to conduct all of its existing and future cable representation activities through the Cable Joint Venture in exchange for a 50% partnership interest in the Cable Joint Venture. The remaining 50% partnership interest is divided equally among Comcast, Continental, Cox and Time Warner. The limited partners contributed all of the assets of National Cable Advertising, L.P. ("NCA") and agreed that cable systems with certain minimum levels of subscribers would be represented exclusively by the Cable Joint Venture. The profits and losses of the Cable Joint Venture are apportioned between the partners in accordance with their respective ownership interests. The Company is the general partner of the Cable Joint Venture, for which it does not receive additional compensation. The Cable Joint Venture is the largest cable television media representation firm in the United States (based on gross billings), representing systems with an aggregate of approximately 38.1 million subscribers.

     Each limited partner or an affiliate is committed to appoint the Cable Joint Venture as its national advertising representative for cable television systems serving an aggregate of at least 2 million subscribers (subject to certain exceptions). The representation agreements have an initial term of two years with an extension at the option of the Cable Joint Venture based on the achievement of certain performance results.

     Cable advertising expenditures have grown substantially in recent years. Over the past nine years, total cable advertising billings have more than quadrupled. Within the cable advertising market, national spot cable has accounted for an increasingly larger share of total cable advertising (approximately $200 million in 1996). This trend is expected to continue for the foreseeable future as cable matures, more sophisticated interconnects are established and advertisers become educated regarding the benefits of national spot cable advertising.

     In November 1995, the Cable Joint Venture announced an agreement with a partnership among all Chicago area cable operators providing for the first hard wired, all subscriber, digital interconnect system. The Chicago Cable Interconnect has engaged the Cable Joint Venture on a long-term basis to represent and operate the Interconnect for the cable partners. The Chicago Cable Interconnect, which commenced operations in October 1996, serves as a one stop cable television buying outlet for regional and national advertisers, providing for real time, single point insertions enabling advertisements to run simultaneously across the Chicago DMA or target specific market zones. The system enables spots to be aired instantaneously, securing distribution to the DMA and increasing the attractiveness of cable television to advertisers. The system has a single insertion system on 16 networks with distribution via fiber to the entire 1.5 million households in the DMA and to five discrete zones. The system significantly enhances the quality and reliability of the delivery of the advertisement and reduces the administrative burden of billing and payment. For the first time, all cable systems in a given market are fiber optically linked with digital insertion capabilities to deliver advertising from a central location. The five year contract is expected to increase advertising sales on cable television in the Chicago area. The Cable Joint Venture intends to explore opportunities for interconnects in other markets as they arise.

     In October 1996, the Cable Joint Venture announced an agreement with the Detroit area cable operators for the nation's second hard wired cable delivery system to provide real time, single point advertising insertion capabilities. This system will have similar capabilities to The Chicago Cable Interconnect, including state of the art fiber optic technology. The Cable Joint Venture will also play an integral role in the system upgrade in exchange for a long-term contract. The Detroit Interconnect will have the capability to serve more than
1.4 million households in the DMA.


Internet/Interactive Television
-------------------------------

     In December 1995, the Company formed a new sales subsidiary, Katz Millennium Marketing, to represent Internet web sites, interactive television projects and on line services. Katz Millennium has been retained on an exclusive basis to represent the Internet web sites for such clients as CarTalk, Sandbox, Better Homes & Gardens and Bell South's test of interactive television in suburban Atlanta, Georgia.


International
-------------

     In May 1993, the Company formed Katz International to develop a European media sales business. Katz International currently represents various radio stations and cable television systems in the United Kingdom. The Company's offices are located in London, England.


Media Marketing Services
------------------------

     The marketing resources of the Company include customized audience/marketing research, sales promotion support and management services. The customized audience/marketing research offered by the Company consists of statistical and demographic data that support advertisers' purchases of advertising time on the Company's client stations. This research is drawn from all available industry information and data services (e.g., The Arbitron Company, A.C. Nielsen Company and Simmons Market Research) and is applied in conjunction with the advertiser's marketing goals to develop an effective program. Whether the emphasis is on a specific geographic region or demographic group, this research assists the advertiser in determining the effective level of both reach and frequency for the likely users of its product. The information may also be used to recommend specific promotions, the appropriate blending of media for an advertising campaign or the most effective programming vehicles for a particular advertising campaign (such as sports or weather). Sales promotion support includes concept development and sales promotion programs. These programs blend advertising support, merchandising and sales incentive programs. The Company can then suggest promotional campaigns which may include partnerships with other advertising media. The Company provides management services to two broad constituencies. First, it offers media consulting assistance to advertisers, including single source media planning for radio and television, and generates proposals for sales promotions. The other constituent group is client stations, for whom the Company conducts educational seminars and provides revenue forecasting and technical assistance with the rating services.


Media Data Support Services
---------------------------

     The Company, through an independent third party, provides centralized on line computer services, which are available for use by all of its employees through over 2,000 terminals and its proprietary local area networks located throughout the Company's offices. In addition, the Company has developed and maintains proprietary PC software applications for use by its sales force and client stations. The Company believes that no other independent media representation firm maintains a media data computer service operation similar to that of the Company. The Company's on line services provide innovative and proprietary sales systems and support to the Company's sales staff and to client stations. The Company believes broadcasters and cable operators need to present the most compelling reasons for a potential advertiser to buy national spot air time. Direct input is received from client stations and the Company's sales force with what management believes is the most thorough sales and presentation tools available in the industry.

     The Company has designed other applications that help its sales force attract a larger share of an advertiser's budget. For example, the Company recently developed a proprietary system for television which, among other things, enables salespeople to determine the optimal price to charge for television spots on client stations. Another system designed exclusively for radio provides salespeople at the Company with instant access to strategic sales positioning information for each client radio station. The Company's sales force also has access to other proprietary systems such as county-by-county rating information, demographic program rankings, a time-period agency system and metered market overnight ratings. All of these systems are available continuously on an on-line basis. The Company believes that no competitor provides its salespeople with this level of automated sales tools.


Competition
-----------

     The Company's success depends on its ability to maintain and acquire representation contracts with radio and television stations and cable systems. The media representation business is highly competitive, both in terms of competition to gain client stations and to sell air time to advertisers. The Company competes not only with other independent and network media representatives but also with direct national advertising. The Company also competes on behalf of its clients for advertising dollars with other media such as newspapers and magazines, outdoor advertising, transit advertising, direct response advertising, yellow page directories and point of sale advertising.

     The Company's major independent competitors serving television stations include TeleRep/HRP (Harrington, Richter & Parsons, Inc.)/MMT (MMT Sales, Inc.) and Petry Inc./Blair Television; and its major competitor serving radio stations is Interep. The Company's only major competitor serving cable systems is CNI, Inc. The Company is the only full service representation firm that serves television stations, radio stations, cable television systems and the Internet.

     The Company believes that its ability to compete successfully with other national spot advertising representation firms is based on its ability to maintain and acquire representation contracts, the inventory of time it represents, its value added programs and support services, its ability to provide unwired networks in both radio and television and the experience of its sales personnel. The Company believes that it competes effectively, in part, through its employees' knowledge of and experience in the Company's business and industry, and their long standing relationships with clients.

     The Company also believes that its sales offices located throughout the United States, its history of service to the industry, its status as the only representation firm serving radio, television, cable and Internet clients, and its media data systems provide it with competitive advantages that have resulted in the Company's status as the leading media representation firm based on client stations' billings.


Dependence  on  Maintenance   and  Buyouts  of   Representation   Contracts  and
Maintenance of Commission Rates; Competition
--------------------------------------------------------------------------------

     The Company's success depends on its ability to maintain and acquire representation contracts with radio and television stations and cable television systems. Client representation contracts may be terminated prior to their stated expiration. Termination generally occurs in connection with a change in station or system ownership, which tends to cause a buyout and a change of representation firm. As a result, the Company continually competes with other representation firms for both the acquisition of new client stations as well as the maintenance of existing relationships. The consolidation in the broadcast and cable industry has increased as a result of the Telecommunications Act of 1996, resulting in larger station groups. In addition, the recent consolidation in the broadcast media representation industry and the recent increase in the number of ownership changes of broadcast stations have increased the frequency of the termination or buyout of representation contracts. Most recently, this has resulted in a net increase in the number of radio station clients and a net decrease in the number of television station clients represented by the Company. As a result of the intense competition and volatility in the business, there can be no assurance that the Company will continue to acquire new contracts or that its existing representation contracts and level of commission rates will remain in place. The failure of the Company to acquire and maintain client representation contracts or to maintain the level of its commission rates would likely have an adverse effect on the Company's results of operations. In addition, the Company competes not only with other independent and network broadcast media representatives but also with direct national advertising and the broadcasting industry as a whole. There can be no assurance that the Company's business will not be adversely affected by increased competition in the markets in which it operates. In 1996, Viacom International and Paramount Communications, which are affiliated companies, collectively accounted for approximately 5.5% of the Company's total net operating revenues.


Dependence on General Levels of Advertising; Seasonality
--------------------------------------------------------

     The Company's business normally follows the pattern of advertising expenditures in general and is seasonal to the extent that radio, television and cable television advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be relatively weaker during the first calendar quarter. Radio advertising generally increases during the summer months when school is not in session. In addition, broadcast media also tends to experience increases in advertising revenues as a result of special events such as Presidential election campaigns. Furthermore, the level of advertising revenues of radio and television stations and cable systems, and therefore the level of revenues of the Company, is susceptible to prevailing general and local economic conditions and trends affecting advertising expenditure in general, as well as market conditions and trends affecting advertising expenditures in specific industries. For example, overall levels of national spot advertising in the first half of 1996 were lower than for the comparable period in 1995, which is reflected in the decline in the Company's revenues for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Corresponding increases or decreases in the budgets of radio, television and cable advertisers will affect broadcast/cable advertising revenues of radio, television stations and cable systems, and thus the revenues of the Company.


Government Regulation
---------------------

     The broadcasting industry is subject to regulation by the Federal Communications Commission (the "FCC") under the Communications Act of 1934, as amended (the "Communications Act"). The Telecommunications Act of 1996, which amended various provisions of the Communications Act, directed the FCC to revise its multiple ownership rules for television stations by eliminating the numerical limit on the number of stations that can be owned nationwide by a single person or entity and by increasing the national audience reach limitation on commonly owned television stations from 25 percent to 35 percent. The FCC adopted regulations implementing these directives in March 1996. These changes have led, and are likely to continue to lead, to larger station groups under common ownership which most recently has had the effect of increasing the level and frequency of buyouts of representation contracts. For example, in connection with its acquisition of another station group, a television station group that was, until recently, a significant non-exclusive client of the Company has informed the Company that it has engaged one of the Company's competitors as its exclusive media representation firm. Similarly, the Company has recently acquired additional television and radio station clients as a result of acquisitions of stations by groups that are exclusive clients of the Company. As these groups become large enough, notwithstanding the general inability to construct unwired networks, this consolidation may result in more station groups forming in-house media representation units and foregoing the services of independent media representation firms such as the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effects of the transfer of the stations represented by United Television Sales, Inc. ("United Television"). Moreover, even if such groups continue to use the services of the Company, the commission rates that the Company is able to charge may be adversely affected. The FCC is also reexamining its rules limiting the common ownership of more than one television station in the same market (the "television duopoly" rule). If the television duopoly rule is relaxed, this change likely will result in further concentration of station ownership.

     In 1995, the FCC commenced a rulemaking proceeding to determine whether to eliminate its rule prohibiting network affiliated stations that are not owned by their networks from being represented by their networks for the sale of non-network advertising time. If the FCC eliminates its prohibition on network representation of affiliates, such change could adversely affect the ability of the Company to attract and retain network affiliates as client stations. This proceeding is currently pending before the FCC. However, numerous station owners have filed comments and reply comments opposing the proposed rule change. The Company is unable to predict the outcome of the proceeding or its impact on the Company. In addition, the United States Congress and the FCC regularly have under consideration and may adopt in the future new laws, regulations and policies regarding a wide variety of matters (including technological changes) which could affect the operations and ownership of the Company's clients and, as a result, the Company's business. The Company is unable to predict if or when such laws, regulations or policies might be adopted and implemented and, if implemented, the effect they will have on the broadcast media representation industry or the future results of the Company's operations.


Executive Officers
------------------

     The following table sets forth certain information regarding the executive officers of the Company.

NAME                               AGE      TITLE
----                               ---      -----
Thomas F. Olson..............      48       President, Chief Executive,
                                            Officer and Director
James E. Beloyianis..........      47       Vice President, Secretary and
                                            Director
Richard E. Vendig............      49       Senior Vice President, Chief
                                            Financial & Administrative
                                            Officer, Treasurer
Stuart O. Olds...............      47       Vice President and Director
L. Donald Robinson...........      58       Vice President

     Thomas F. Olson joined the Company in 1975 as a television sales executive in the firm's Chicago office. From 1977 to 1984, he held various positions at Katz Continental Television and in 1984 was named President of Katz Continental Television. In 1990, he was named President of Katz Television and in April 1994 was promoted to the position of President of the Company. Mr. Olson has been President, Chief Executive Officer and director of the Company since August 1994. Mr. Olson is immediate past Chairman of the Station Representatives Association.

     James E. Beloyianis joined the Company in 1973 as a member of Katz Television. He was promoted in 1991 to Senior Vice President of Katz Television, a position he held until 1992, when he was promoted to Executive Vice President of Katz Television. In April 1994, Mr. Beloyianis was promoted to President of Katz Television. In August 1994, Mr. Beloyianis was appointed to the positions of Vice President, Secretary and director of the Company.

     Richard E. Vendig joined the Company in December 1994 as Senior Vice President, Chief Financial and Administrative Officer, Treasurer. Immediately prior to joining the Company, Mr. Vendig was Senior Vice President Finance and Secretary of CBI Holding Company, a privately owned pharmaceutical distribution company. Prior thereto, Mr. Vendig served as a Director of International Finance at Grey Advertising Inc., and more recently was an independent consultant. Mr. Vendig previously was a partner of the accounting firm of Ernst & Young LLP.

     Stuart O. Olds joined the Company in 1977 as a radio salesman in the firm's Chicago office. In 1981, Mr. Olds was promoted to Vice President of Katz Radio and in 1984 to Vice President of the Katz Radio Group Network. Mr. Olds was named President of Katz Radio in 1987 and was promoted to Executive Vice President Radio in 1990 and Executive Vice President, General Manager Radio in 1992. Since August 1994, Mr. Olds has served as President of Radio and Vice President and director of the Company.

     L. Donald Robinson joined the Company in May 1992 when Katz Media bought Seltel, Inc., of which he has served as President and Chief Executive Officer since 1990. In August 1994, Mr. Robinson was promoted to Vice President of the Company. Prior to 1990, Mr. Robinson was the President and Chief Executive Officer of Don Robinson & Co., Inc., a media consulting firm.

Employees
---------

     As of December 31, 1996, the Company (including NCC) employed approximately 1,780 persons, of which approximately 1,420 are sales related. None of the Company's employees are represented by a union. The Company believes its relations with its employees are excellent.

     The continued success of the Company is dependent to a certain extent upon the efforts of its current executive officers. The loss or unavailability of any such executive officer could have an adverse effect on the Company. The Company does not maintain "key man" life insurance with respect to any executive officers or other employees of the Company. Moreover, the combined success and viability of the Company is dependent to a certain extent upon its ability to attract and retain qualified personnel in all areas of its business, especially management positions. In the event the Company is unable to attract and retain qualified personnel, its business may be adversely affected.


Item 2. Properties

     The Company maintains its corporate headquarters in New York, New York. The lease agreement for approximately 186,000 square feet of corporate headquarters office space expires in 2012. The Company operates out of 65 sales offices in 50 separate locations throughout the United States (including 10 sales offices of the Cable Joint Venture). The Company's executive and sales offices are believed by management to be adequate for the Company's use.


Item 3. Legal Proceedings

     The Company from time to time is involved in litigation brought by former employees and other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the holders of the Company's common stock during the fourth quarter of 1996.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


Price Range of Common Stock

     The Company's common stock trades on The American Stock Exchange under the symbol "KTZ". The following table sets forth the high and low sale prices of the common stock as reported by The American Stock Exchange for each of the quarters since the commencement of the Company's initial public offering of 5,500,000 shares of common stock in April 1995 at a public offering price of $16 per share.

        1996                             High                  Low
        ----                             ----                  ----
        Fourth Quarter                   11 1/2                8 1/8
        Third Quarter                    14 1/8                8 3/8
        Second Quarter                   16 1/2               13 1/2
        First Quarter                    17 3/4               13 1/2

        1995                             High                  Low
        ----                             ----                  ----
        Fourth Quarter                   20 1/4               14 7/8
        Third Quarter                    21 7/8               15 7/8
        Second Quarter                   17 1/8               14 5/8

     On March 20, 1997, the last reported sale price of the Company's common stock on The American Stock Exchange was $6 5/8. As of March 20, 1997, there were approximately 348 stockholders of record of the Company's common stock.


Dividends
---------

     The Company has not paid and does not intend to pay any cash dividends on its common stock for the foreseeable future. The Company is a holding company that has no operations except through its subsidiaries. The ability of the Company to pay dividends on its common stock is dependent on the ability of KMC to pay dividends or make other distributions to the Company. The terms of KMC's credit agreement with The First National Bank of Boston, as Administrative Agent and DLJ Capital Funding Inc., as Syndication Agent (the "New Credit Agreement"); and the indenture ("the Indenture") governing its 10 1/2% Senior Subordinated Notes due 2007 (the "New Notes") restrict the ability of KMC to pay dividends, repurchase stock or make loans to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1996 and 1995 and for the period subsequent to the 1994 Acquisition from August 12, 1994 through December 31, 1994 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the period January 1, 1994 through August 11, 1994 and for the years ended December 31, 1993 and 1992 are derived from audited Consolidated Financial Statements of the Predecessor Company. For accounting purposes, the 1994 Acquisition was treated as a purchase transaction and accordingly the selected consolidated financial data of the Predecessor Company is not necessarily comparable in all respects to the selected consolidated financial data of the Company.



                                                              Selected Consolidated Financial Data
                                                        (Dollars in thousands, except share and per share
                                                                          information)



                                                                         Period         Period
                                                                       August 12,      January 1
                                         Year Ended     Year Ended       Through        Through      Year Ended      Year Ended
                                        December 31,   December 31,   December 31,     August 11,    December 31,    December 31,
                                            1996           1995          1994             1994           1993           1992

Statement of Operations  Data:
Operating revenues, net................  $183,239       $184,667        $81,403        $103,382        $156,936       $146,034
Operating expenses:
Salaries and related costs.............   102,920         99,477         42,730          64,866(1)       91,813         85,487
Selling, general and administrative....    36,238(2)      39,044         15,208          23,680          32,146         30,835
Depreciation and amortization (3)......    13,427         10,071          9,127          11,726          17,514         12,613
Provision for relocations (4)..........      --            6,400           --              --               350          3,707
                                         --------       --------        -------        --------        --------       --------
 Total operating expenses..............   152,585        154,992         67,065         100,272         141,823        132,642
                                         --------       --------        -------        --------        --------       --------
Operating income.......................    30,654         29,675         14,338           3,110          15,113         13,392

Interest and other expenses, net (5)...    20,901         25,042         14,808          10,848          17,888          9,757
                                         --------       --------        -------        --------        --------       --------
Income (loss) before income tax
  provision (benefit), extraordinary item
  and cumulative effect of accounting
  changes..............................     9,753          4,633           (470)         (7,738)         (2,775)         3,635
Income tax provision (benefit).........     7,381          4,495            698          (1,393)            603          2,815
Income (loss) before extraordinary
  item and cumulative effect of
  accounting changes...................     2,372            138         (1,168)         (6,345)         (3,378)           820
Extraordinary items - (loss) on
  early extinguishment of debt (6).....    (6,993)          (801)          --              --               --          (3,717)
                                         --------       --------        -------        --------        --------       --------
(Loss) before cumulative
  effect of accounting changes.........    (4,621)          (663)        (1,168)         (6,345)         (3,378)        (2,897)
Cumulative effect of accounting
  changes (7)..........................      --             --             --              --             5,438            --
(Loss) income before
  preferred stock dividend
  requirements.........................    (4,621)          (663)        (1,168)         (6,345)          2,060         (2,897)
Preferred stock dividend
  requirements (8).....................      --             --             --              --              --            9,590
                                         --------       --------        -------        --------        --------       --------
Net (loss) income......................   ($4,621)         ($663)       ($1,168)        ($6,345)         $2,060       ($12,487)
                                         --------       --------        -------        --------        --------       --------
                                         --------       --------        -------        --------        --------       --------
Per Share Data (9):
Income (loss) before extraordinary
  item.................................      $.17           $.01          ($.13)          N/A             N/A            N/A
Extraordinary (loss) on early
  extinguishment of debt...............      (.50)          (.06)          --             N/A             N/A            N/A
                                         --------       --------        -------        --------        --------       --------
Net (loss).............................     ($.33)         ($.05)         ($.13)          N/A             N/A            N/A
                                         --------       --------        -------        --------        --------       --------
                                         --------       --------        -------        --------        --------       --------
Weighted average common shares.........13,857,214     12,379,541      8,808,243           N/A             N/A            N/A
                                         --------       --------        -------        --------        --------       --------
                                         --------       --------        -------        --------        --------       --------
Other Data:
EBITDA(10).............................   $44,145        $50,377        $24,013         $18,695         $34,410        $33,677
 Payments (receipts) on station
  representation contracts, (net) (11).    20,065         12,166           (201)          2,625           7,152          4,114
Capital expenditures...................     6,785          6,046          1,002           1,079           2,354          5,411

                                                                               13


                                               Selected Consolidated Financial Data
                                         (Dollars in thousands, except share and per share
                                                           information)



                                                                         Period         Period
                                                                       August 12,      January 1
                                         Year Ended     Year Ended       Through        Through      Year Ended      Year Ended
                                        December 31,   December 31,   December 31,     August 11,    December 31,    December 31,
                                            1996           1995          1994             1994           1993           1992
Statement of Cash Flows Data:
Net cash provided by (used in)
 operating activities..............     $    8,488     $  15,109      $   8,602         ($384)       $    8,373      $  20,695
Net cash (used in) inventing activities    (26,850)      (28,965)      (116,994)       (3,704)          (10,778)       (23,051)
Net cash provided by financing
 activities........................         21,234        13,479        111,119         4,297             2,395         (2,282)

Balance Sheet Data (at period end):
Working capital....................     $   33,668     $  25,417      $  26,417           --         $   16,459      $  15,806
Total assets.......................        435,731       377,633        327,815           --            182,517        173,428
Total debt.........................        217,622       179,530        248,370           --            171,950        168,950
Common stockholders' equity (deficit)      102,955       107,441         27,785           --            (38,262)       (39,717)
___________

(1)  Includes  $3,000 non-cash  charge  relating to payments made by a former  shareholder of the  Predecessor  Company to certain former executives who were terminated in connection with the 1994 Acquisition pursuant to a preexisting agreement.

(2)  Includes the $1,500  reversal of  relocation  costs  accrued in 1995  related to the  Company's  plan to reduce  headquarters facility requirements as the Company has determined that such plan is no longer economically feasible.

(3)  Includes amortization of contract acquisition costs, net.

(4)  Non-cash  charge related  primarily to the  relocation of one of the Company's  expanding  subsidiary  operations in 1995 and abandonment of leaseholds in 1993 and 1992. See Notes 8 and 14 of Notes to Consolidated Financial Statements and Note 2 above regarding the 1995 provision for relocations.

(5)  Includes non-cash  amortization of deferred  financing costs of $143 in 1996, $1,960 in 1995, $3,668 in the period August 12,
     1994 to December 31, 1994, $456 in the period January 1, 1994 through August 11, 1994, $754 in 1993 and $972 in 1992.

(6)  Represents loss on early  extinguishment of debt net of tax benefit of approximately  $4,900,  $600 and $1,900, in 1996, 1995 and 1992, respectively. See Note 5 of Notes to Consolidated Financial Statements.

(7)  Reflects a net after tax charge of approximately $1,600 resulting from adoption of SFAS No. 106,  "Employers'  Accounting for
     Postretirement  Benefits Other Than Pensions," and a net benefit of approximately  $7,100 resulting from the adoption of SFAS
     No. 109, "Accounting for Income Taxes."

(8)  Preferred stock dividend requirements represent dividends accrued on preferred stock then outstanding.

(9)  Earnings per share data for the Predecessor Company for periods prior to the 1994 Acquisition are not presented as management does not believe it would provide any meaningful comparison.

(10) EBITDA is defined as operating income,  plus  depreciation,  amortization and other non-cash items,  including  non-cash rent expense, the non-cash provision for relocations, non-cash compensation related to stock options, plus dividends, if any, from unconsolidated  subsidiaries to the extent not included. See "Management's Discussion and Analysis of Financial Condition and
     Results of Operations--Results of Operations" for a reconciliation of EBITDA to operating income. EBITDA is presented because it is a widely accepted financial indicator and is consistent with the definition used for covenant purposes contained in the
     New Credit  Agreement and the  Indenture.  EBITDA should not be  considered as an  alternative  to net income as a measure of operating results in accordance with generally accepted accounting principles or as an alternative to cash flows as a measure of liquidity.

(11) Represents payments made in connection with the acquisition of station representation  contracts, net of payments received in connection with the sale of station representation contracts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     The following discussion is based upon and should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

     The net operating revenues of the Company are derived from commissions on the sale of national spot advertising air time on behalf of clients. Commission rates are negotiated and set forth in the client's individual representation contracts. The Company's success depends on, among other things, the maintenance of its current representation contracts with client stations and the acquisition of new representation contracts. The primary operating expenses of the Company are employee salaries, rents, commission related payments to employees, data processing expenses and depreciation and amortization. The Company's financial results have been impacted by three significant factors: (i) trends in advertising expenditures, (ii) buyouts and sales of station representation contracts, including those resulting from changes in ownership of stations and
(iii) acquisitions of representation firms. The effect of these factors on the Company's financial condition and results of operations has varied from period to period. Recent changes in regulations affecting ownership of broadcast station groups have led to and are likely to continue to lead to larger station groups under common ownership, which has the effect of increasing the level and frequency of buyouts of representation contracts. Most recently, this has resulted in a net increase in the number of radio station clients and a net decrease in the number of television station clients represented by the Company. The Company continues to pursue the representation of additional client stations and groups in each of the media where it provides services.

     The Company operates as a single segment business and is the only full service media representation firm in the United States serving multiple types of electronic media, with leading market shares in the representation of radio and television stations and cable systems. For the year ended December 31, 1996, the aggregate gross billings of the Company's client stations (representing the aggregate dollar amount of advertising placed on client stations or systems) was approximately $2.4 billion, comparable to the amount of gross billings for the year ended December 31, 1995. The percentage composition of gross billings by broadcast media for the year ended December 31, 1996 was approximately 61.9% for television, 31.9% for radio and 6.2% for cable, interactive/Internet and international (on a 100% owned basis). The percentage composition of gross billings for the year ended December 31, 1995 was approximately 66.1% for television, 27.8% for radio and 6.1% for cable, interactive/Internet and international (on a 100% owned basis). (The 1996 figures exclude the billings of the United Television stations). The commission rates that the Company charges vary between media and within each medium.

     In recent years, the Company has spent a significant amount of resources acquiring representation contracts. The decision to acquire a representation contract is based upon the market share opportunity presented and an analysis of the costs and net benefits to be derived. If an existing representation contract is canceled by a client station, the station is obligated to pay the commissions that would have been earned over the remaining term of the contract. As is typical in the industry, the successor representation firm bears this expense. The Company amortizes this cost over the period of benefit of the acquired contract. The Company continuously seeks opportunities to acquire additional representation contracts on attractive terms, while maintaining its current client roster. In addition, the recent changes in ownership of broadcast properties have fueled changes in client engagements among independent media representation firms. These changes and the Company's ability to acquire and maintain representation contracts can cause fluctuations in the Company's revenues and cash flows from period to period.

     The Company's business normally follows the pattern of advertising expenditures in general and is seasonal to the extent that radio, television and cable television advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be relatively weaker during the first calendar quarter. Radio advertising generally increases during the summer months when school is not in session. In addition, broadcast media also tends to experience increases in advertising revenues as a result of special events such as Presidential election campaigns. Furthermore, advertising revenues of radio and television stations, and therefore the level of revenues of the Company, are susceptible to prevailing general and local economic conditions and corresponding increases or decreases in the budgets of radio, television and cable advertisers, as well as market conditions and trends affecting advertising expenditures in specific industries.

     The 1994 Acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to assets and liabilities based upon their respective fair values. As a result of the 1994 Acquisition, the financial results of the Company are not directly comparable to those of the Predecessor Company.

Results of Operations

     The accompanying analysis compares the results of the Company for 1996 with the results of the Company for 1995, and the results of the Company for 1995 with the combined results of the Company and the Predecessor Company for the year ended December 31, 1994. The combined results for the year ended December 31, 1994 include the period January 1, 1994 through August 11, 1994 for the Predecessor Company and the period August 12, 1994 through December 31, 1994 for the Company.


                                                                          Predecessor and
                                               The Company               Company Combined
                                               -----------               ----------------
                                                            Year Ended December 31,
                                               ------------------------------------------
                                                             (In thousands)

                                               1996               1995             1994
                                               ----               ----             ----

Statement of Operations Data:
Operating revenues, net...............        $183,239          $184,667          $184,785
Operating expenses, excluding
  depreciation, amortization and
  the provision for relocations.......         139,158(1)        138,521           146,484
Depreciation and amortization.........          13,427            10,071            20,853
Provision for relocations.............           --                6,400             --
Operating income......................          30,654            29,675            17,448
Interest expense, net.................          20,901            25,042            25,656
Income (loss) before tax provision (benefit)
  and extraordinary item..............           9,753             4,633            (8,208)

Other Data:
EBITDA (2)............................          44,145            50,377            42,708

                                                    Percentage of Operating Revenue, Net
                                                    ------------------------------------

Statement of Operations Data:
Operating revenues, net...............          100.0%            100.0%           100.0%
Operating expenses, excluding
  depreciation, amortization and the
  provision for relocations...........           75.9              75.0             79.3
Depreciation and amortization.........            7.3               5.5             11.3
Provision for relocations.............            --                3.5              --
Operating income......................           16.7              16.1              9.4
Interest expense, net.................           11.4              13.6             13.9
Income (loss) before tax provision (benefit)
  and extraordinary item..............            5.3               2.5             (4.4)

Other Data:
EBITDA margin.........................           24.1              27.3             23.1


___________

(1) Includes the $1,500 reversal of relocation costs accrued in 1995 related to the Company's plan to reduce headquarters facility requirements as the Company has determined that such plan is no longer economically feasible.

(2) The following table reconciles operating income to EBITDA for the periods indicated:


                                                                          Predecessor and
                                               The Company               Company Combined
                                               -----------               ----------------
                                                            Year Ended December 31,
                                               ------------------------------------------
                                                             (In thousands)

                                               1996               1995             1994
                                               ----               ----             ----
Operating income......................       $30,654            $29,675          $17,448
Depreciation and amortization.........        13,427             10,071           20,853
Non-cash rent and other expense (a)...         1,454              2,734            1,407
Non-cash compensation related to stock
   options (b)........................           110              1,497             --
Termination payments..................          --                 --              3,000
Provision for relocations.............          --                6,400             --
Reversal of provision for relocation..        (1,500)              --               --
                                             -------            -------           ------
EBITDA................................       $44,145            $50,377          $42,708
                                             -------            -------           ------
                                             -------            -------           ------

_________

(a) Non-cash rent expense represents the difference between rent expense recorded pursuant to SFAS No. 13 and the portion requiring the use of cash or other current assets.

(b)  See Note 4 of Notes to Consolidated Financial Statements.

Comparison of 1996 to 1995
--------------------------

     Net operating revenues in 1996 totaled $183.2 million, a decrease of $1.5 million or 0.8%, compared to net operating revenues of $184.7 million in 1995. This decrease reflected (i) the effects of the consolidation of station ownership following the passage of the Telecommunications Act leading to net client losses in television offset in part by net client gains in radio and (ii) the mid-1995 transfer of the United Television stations (representing $3.1 million of revenues in 1995) to a new representation firm in which the Company receives a profit distribution rather than reporting revenue and associated expenses.

     Operating expenses, excluding depreciation and amortization and the $6.4 million provision for relocations recorded in 1995, increased $0.7 million or 0.5% from $138.5 million in 1995 to $139.2 million in 1996. This increase reflects (i) an increase in salary and related costs related primarily to the establishment of a sixth radio company, Sentry Radio, the creation of the Company's Interactive/Internet unit, Katz Millennium Marketing, plus normal inflationary increases, offset by a decrease in compensation expense associated with the mid-1995 transfer of the United Television stations, and (ii) a decrease in selling, general and administrative costs primarily resulting from the third quarter one-time reversal of the $1.5 million accrual of costs related to the Company's plan to reduce its headquarters facility requirements, which the Company determined is no longer economically feasible.

     Depreciation and amortization increased by $3.3 million, or 33.3% for 1996, compared to 1995, due to relatively higher amounts of net amortization for representation contracts acquired in the second half of 1995 and early 1996, partially offset by lower amortization expense related to non-competition agreements related to the 1994 Acquisition which became fully amortized during the first nine months of 1995.

     Operating income increased to $30.7 million in 1996 from $29.7 million in 1995, or 3.3% as a result of the effects of the items mention above.

     Interest expense, net aggregated $20.9 million for 1996, a decrease of $4.1 million compared to 1995. In 1995, the Company incurred $4.7 million of interest and amortized deferred financing costs related to debt which was reduced or satisfied with the net proceeds of the 1995 IPO.

     Income before income tax provision and extraordinary item totaled $9.8 million for 1996 compared to $4.6 million for 1995. This result was due primarily to the components enumerated above.

     Net loss for 1996 of $4.6 million reflects an extraordinary loss on early extinguishment of debt of $7.0 million, net of an income tax benefit of $4.9 million, resulting from the Company's repurchase of KMC's 12 3/4% Senior Subordinated Notes due 2002 (the "Katz Notes") and the replacement of the Company's former senior credit facilities as described in Note 5 of Notes to the Consolidated Financial Statements. The Company has historically experienced net losses, principally as a result of significant interest charges and depreciation and amortization charges. The Company expects that amortization charges related to the buyout of station representation contracts and interest charges will continue to have a significant impact on its results of operations.

     The  difference  between  the  effective  tax rate of  approximately  75.7%
compared to the U.S. statutory rate of 35% is primarily attributable to permanent differences between book and taxable income related to goodwill amortization, other nondeductible expenses and state income taxes. For further explanations, see Note 7 of Notes to the Consolidated Financial Statements.

Comparison of 1995 to 1994
--------------------------

     Net operating revenues in 1995 totaled $184.7 million, a decrease of $0.1 million, compared to net operating revenues of $184.8 million in 1994. Net operating revenues for 1995 remained relatively constant and reflect reductions associated with (i) the deconsolidation of the cable revenues as a result of the establishment of NCC in January 1995; (ii) the mid-1995 transfer of the United Television stations to a new representation firm in which the Company receives a profit distribution rather than reporting revenue and associated expenses; and
(iii) the loss of two major radio clients in late 1994 (one of which has since returned to the Company). The effect of these items amounted to a decrease in net operating revenues of approximately $10.6 million, or 5.7%, as compared to

1994, which was offset almost entirely by an increase in operating revenues from continuing and new clients. On a "constant station" basis (deleting revenues of stations acquired or lost after December 31, 1994 for the relevant period), operating revenues increased approximately 5.0% during 1995 as compared to 1994, while total estimated expenditures for national spot advertising from all sources increased by 1.7%.

     Operating expenses, excluding depreciation, amortization and the non-cash provision for relocations of $6.4 million, decreased $8.0 million, or 5.4%, from $146.5 million in 1994 to $138.5 million in 1995. This decrease was primarily attributable to the effects of certain cost reduction programs implemented in 1995, the difference in the accounting treatment for the cable operations described above, a one-time non- cash charge of $3.0 million in the third quarter of 1994 related to payments to certain former executives of the Predecessor Company in connection with the 1994 Acquisition and decreased compensation expense reflecting the transfer of the United Television stations. The provision for relocations relates primarily to the relocation of one of the Company's expanding subsidiaries to permit its continued growth in the most effective manner and the anticipated reduction of its headquarter facility requirements. Operating expenses, excluding depreciation, amortization and the non cash provision for relocations, as a percentage of operating revenues, decreased from 79.3% for 1994 to 75.0% for 1995.

     Depreciation and amortization decreased by $10.8 million, or 51.7%, for 1995, compared to 1994, due to the significant effects of amortization of income on certain contracts sold in 1994 and 1995 which were amortized (and became fully amortized in 1995) and as a result of longer initial terms on contracts acquired in 1994 and 1995, which determines the period for contract cost amortization. The effect of both of these items was to reduce amortization expense for 1995 when compared to 1994. These items were in turn partially offset by the effects of additional goodwill amortization in 1995 resulting from the 1994 Acquisition. The Company expects that continued acquisitions of new contracts will likely result in increases in depreciation and amortization expenses in the future as well as continued increases in liabilities to make payments related to contract acquisitions. Absent additional contract dispositions, depreciation and amortization expense is expected to increase in future periods.

     Operating income increased to $29.7 million in 1995 from $17.4 million in 1994, or 70.7%. As a percentage of net operating revenues, operating income increased to 16.1% for 1995, compared to 9.4% for 1994, due primarily to the items enumerated above. Operating income excluding the non-cash provision for relocations increased to $36.1 million in 1995 from $17.4 million in 1994, or 106.8%. As a percentage of net operating revenues, operating income excluding the non-cash provision for relocations increased to 19.5% for 1995, compared to 9.4% for 1994, due primarily to the items enumerated above.

     Interest expense, net amounted to $25.0 million for 1995, a decrease of $0.6 million compared to 1994. Included in 1995 and 1994 were $4.7 million and $7.5 million, respectively, of interest and amortized deferred financing costs related to the debt that was reduced or satisfied with the net proceeds of the 1995 IPO in April 1995.

     Income before tax provision and extraordinary item totaled $4.6 million for 1995 compared to a $8.2 million loss for 1994. This result was due primarily to the components enumerated above.

     Net loss for 1995 of $0.7 million also reflects an extraordinary loss on early extinguishment of debt of $0.8 million, net of an income tax benefit of $0.6 million, as a result of the Company amending the Old Credit Agreement (as defined) in 1995 as described in Note 5 of the Notes to the Consolidated Financial Statements. The Company and the Predecessor Company have historically experienced net losses, principally as a result of significant interest charges and depreciation and amortization charges. The Company expects that amortization charges related to the buyout of station representation contracts and interest charges will continue to have a significant impact on the Company's results of operations.

     The difference between the effective tax rate of approximately 97% compared to the U.S. statutory rate of 35% is primarily attributable to permanent differences between book and taxable income related to goodwill amortization, other nondeductible expenses and state income taxes. For a further explanation, see Note 7 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

     Operating activities in 1996 provided cash of $8.5 million as compared to $15.1 million in 1995. The decrease in cash provided by operating activities in 1996 as compared to 1995 was due primarily to lower operating results in 1996, combined with increased net working capital requirements in 1996.

     Net cash used in investing activities during 1996 was $26.9 million, compared to net cash used in investing activities during 1995 of $29.0 million. This decrease in cash used in investing activities was primarily the result of the increase in net payments made on the purchases of station representation contracts in 1996 of $7.9 million as compared to 1995, offset by the 1995 investment in the Cable Joint Venture of $10.8 million.

     During the three years ended December 31, 1996, 1995 and 1994, the Company spent $41.2 million, $31.9 million and $11.9 million, respectively, on buyouts of station representation contracts. The Company received $21.1 million, $19.8 million and $9.5 million from station representation contracts bought out in such periods, resulting in a net cash outlay of $20.1 million, $12.2 million and $2.4 million, respectively. Capital expenditures during the years ended December 31, 1996, 1995 and 1994 amounted to $6.8 million, $6.0 million and $2.1 million, respectively. At December 31, 1996, the Company had liabilities to make cash payments on station representation contracts, net of receivables on sales of station representation contracts, of $30.0 million, as compared to $14.0 million at December 31, 1995.

     Overall cash flows from financing activities provided $21.2 million during 1996 versus $13.5 million in 1995, an increase of $7.7 million. Excluding the effects of the Refinancing and the 1995 IPO, the cash provided by financing activities during 1996 increased on a net basis by $19.1 million primarily as a result of increased facility borrowings.

     At December 31, 1996, the Company had approximately $184.5 million of unamortized goodwill recorded on its balance sheet. The Company assesses the recoverability of goodwill regularly and believes the unamortized balance at December 31, 1996 is fully recoverable based upon several factors, including (i) the history of generating positive operating cash flows and operating income,
(ii) the Company's proven ability to react to changes in market needs, (iii) the long history of the Company and its leadership position in the industry and (iv) the computed buyout value of its station representation contracts.

     EBITDA for 1996 decreased $6.2 million, or 12.3%, to $44.1 million as compared to $50.4 million for 1995. This decrease was primarily attributable to lower operating revenues and higher cash expenses, including the start-up and operating costs associated with the new Sentry Radio division and Katz Millennium Marketing discussed above. Non-cash items in 1996 included the $1.5 million reversal of the provision for relocations relating to the Company's plan to reduce its headquarters facility requirements, versus a non-cash provision for relocations of $6.4 million in 1995.

     EBITDA for 1995 amounted to $50.4 million, an increase of $7.7 million, or approximately 18.0%, over the $42.7 million EBITDA for 1994. This increase was attributed primarily to the Company's cost reduction efforts resulting in an increase in the EBITDA margin from 23.1% for 1994 to 27.3% for 1995. Non-cash items in 1995 included $2.7 million of rent and other expenses, $1.5 million of compensation expense related to stock options and $6.4 million related primarily to the relocation of one of its expanding subsidiary operations.

     On December 19, 1996, the Company, through KMC, its wholly-owned subsidiary, completed the refinancing of its outstanding indebtedness (the "Refinancing"), designed to increase the availability of funds for working capital purposes and enhance the Company's operating and financial flexibility. As part of the Refinancing, the Company consummated a private placement of $100.0 million of its 10 1/2% Senior Subordinated Notes due 2007 and entered into the New Credit Agreement providing for aggregate borrowings of up to $180.0 million. In connection with the New Credit Agreement, the Old Credit Agreement, which provided for a revolving credit facility of up to $94.9 million, and the Company's interim credit facility, which provided for borrowings of up to $35.0 million were terminated. The New Credit Agreement provides for term loans of $100.0 million and revolving loans of $80.0 million. The term loans are fully drawn. As part of the Refinancing, the Company repurchased $97.7 million of the

Company's $100.0 million original principal amount of 12 3/4% Senior Subordinated Notes due 2002 (the "Katz Notes"), of which $97.8 million aggregate principal amount was outstanding prior to the Refinancing. For a further description of the Refinancing, including the mandatory repayment schedule of the New Credit Agreement, as well as restrictive covenants and ratio requirements, see Note 5 of Notes to the Consolidated Financial Statements.

     The Company's long-term debt increased from $179.5 million at December 31, 1995 to $217.6 million at December 31, 1996. At December 31, 1996 the Company had $22.5 million available to be drawn under the New Credit Agreement. The remaining $40.0 million will become available in the future subject to the achievement of certain financial ratios and compliance with certain other conditions.

     In February 1997, the Company announced a share repurchase program whereby the Company will purchase on an opportunities basis up to 2 million shares of its common stock in open-market or negotiated transactions. Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

     A substantial portion of the Company's cash flow from operations will be dedicated for the foreseeable future to the servicing of its indebtedness under the New Credit Agreement and the Notes, the payment of rent expenses and its other fixed charges, and payments in connection with acquisitions of station representation contracts. The degree to which the Company is leveraged could make it vulnerable to changes in general economic conditions, downturns in industry conditions or increases in prevailing interest rates. In addition, the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes may be limited.

Changes in Accounting Principles

     Effective January 1, 1996, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets." This statement requires a review of long-term tangible and intangible assets (such as goodwill) for impairment of recorded value and resulting write downs if value is impaired. The adoption of SFAS No. 121 did not have a significant effect on the Company's financial position or results of operations.

     Also effective January 1, 1996, the Company has adopted SFAS No. 123, "Accounting For Stock-Based Compensation." This statement establishes a fair value based method of accounting for compensation costs related to stock options and other forms of stock based compensation plans; however, companies can continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," if certain proforma disclosures are provided. The Company will continue to measure compensation cost for its stock option plans using the intrinsic value based method prescribed by APB No. 25 and will make the required proforma disclosure.

     During February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted, therefore, the Company will adopt SFAS No. 128 at December 31, 1997. The Company is evaluating the impact of SFAS No. 128, and it is not expected to have a significant effect on the Company's financial position or results of operations.

Effects of Inflation

     Inflation has not had a significant effect on Company operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

Statement Regarding Forward Looking Disclosure

     Certain sections of this report include "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the level of advertising on the Company's client stations, the ability of the Company to obtain new clients and retain existing clients, changes in ownership of client stations and client stations of the Company's competitors, other developments at clients of the Company, the ability of the Company to realize cost reductions from its cost containment efforts and developments from recent changes in the regulatory environment for its clients. All statements other than statements of historical facts included in this report, including, without limitation, the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report, including, without limitation, in conjunction with the forward-looking statements included in this report and under "Business." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 8.   Financial Statements and Supplementary Data

     The Consolidated Financial Statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" and contained in this Form 10-K at page F-1.

     Selected  quarterly  financial data required under this item is included in
Note 14 of the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding Directors is incorporated by reference to the section entitled "Election of Directors - Information as to Directors" and "Nominees for Election" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Stockholders (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers."

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the sections in the Proxy Statement entitled "Compensation of Directors" and "Compensation Committee Report on Executive Compensation," except that the Compensation Committee Report and Performance Graph are not so incorporated.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the sections in the Proxy Statement entitled "Security Ownership of Management and Certain Beneficial Owners."


Item 13.  Certain Relationships and Related Transactions

     The  information  required by this item is incorporated by reference to the section in the Proxy Statement entitled "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following documents are filed as part of this report or incorporated by reference:

a(1) The consolidated financial statements of the Company are listed on the "Index to Financial Statements," on page F-1 to this report.

a(2) The consolidated financial statement schedules are listed on the "Index to Financial Statements," on page F-1 to this report.

a(3) Exhibits:  The  following  is an  index  to the  exhibits  to this  report.
     Exhibits not incorporated by reference to a prior filing are filed herewith.

EXHIBIT
  NO.                                       TITLE
-------                                     -----

*2.1      Agreement  and Plan of  Merger  dated as of July 8,  1994 by and among
          DLJMB  and  Related  Investors,   Merger  Co.,  the  Company  and  the
          stockholders listed on the signature pages thereof.

*2.2 Securities Purchase Agreement dated as of August 1, 1994 among the Company and the Buyers listed therein.

*3.1      Amended and Restated Certificate of Incorporation of the Company.

*3.2      Bylaws of the Company.

*4.1.1    Shareholders Agreement dated August 1, 1994.

**4.1.2   Amendment  No. 1 to  Shareholders  Agreement  dated  March  24,  1995.

**4.1.3   Amendment No. 2 to Shareholders Agreement dated January 22, 1996.

*4.2      Form of Stock Certificate of Common Stock.

*4.3.1 Indenture among the Company, certain subsidiaries thereof and First Fidelity Bank, National Association, New Jersey, as Trustee, dated as of November 15, 1992, relating to the Katz Notes (including form of Katz Note).

*4.3.2    Supplemental Indenture No. 1 dated May 19, 1994.

*4.3.3    Supplemental Indenture No. 2 dated August 12, 1994.

++4.3.4   Supplemental   Indenture  No.  3  dated  December  13,  1996.

++4.3.5   Supplemental Indenture No. 4 dated December 19, 1996.

+4.3.6 Indenture relating to the 10 1/2% Senior Subordinated Notes due 2007, dated as of December 19, 1996, among Katz Media Corporation, American Stock Transfer & Trust Company, as trustee, and Katz Communications, Inc., Katz Millennium Marketing Inc., Banner Radio Sales, Inc., Christal Radio Sales, Inc., Eastman Radio Sales, Inc., Seltel Inc., Katz Cable Corporation and The National Payroll Company, Inc., as initial guarantors.

+4.3.7 Registration Rights Agreement, dated as of December 19, 1996, among Katz Media Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and Katz Communications, Inc., Katz Millennium Marketing Inc., Banner Radio Sales, Inc., Christal Radio Sales, Inc., Eastman Radio Sales, Inc., Seltel Inc., Katz Cable Corporation and The National Payroll Company, Inc.

*10.1.1 Second Amended and Restated Credit Agreement dated as of August 12, 1994 among the Company, KCC Funding, Inc., as lender, and KCC Funding, Inc., as agent.

*10.1.2 Assignment and Acceptance dated as of August 12, 1994 regarding the Second Amended and Restated Credit Agreement.

*10.1.3 Amended and Restated Credit Agreement dated as of September 9, 1994 among the Company, the lenders listed on the signature pages thereof, The First National Bank of Boston, as agent and The First National Bank of Boston and Credit Lyonnais, New York Branch, as Underwriting Agents.

*10.1.4   Credit Agreement Side Letter dated September 9, 1994.

**10.1.5  Modification No. 1 to Credit Agreement dated December 30, 1994.

**10.1.6  Modification No. 2 to Credit Agreement dated April 10, 1995.

**10.1.7  Modification  No. 3 to Credit  Agreement  dated  September  30,  1995.

**10.1.8  Modification  No. 4 to  Credit  Agreement  dated  December  22,  1995.

**10.1.9  Modification No. 5 to Credit Agreement dated March 7, 1996.

***10.1.10Modification   No.  6  to  Credit  Agreement  dated  April  29,  1996.

***10.1.11Modification  No. 7 to  Credit  Agreement  dated  September  6,  1996.

***10.1.12U.S.  $35,000,000  Credit Agreement dated September 6, 1996 among Katz
          Media Services, Inc., as borrower, the Lenders party thereto, and The First National Bank of Boston, as Agent.

*10.2.1 Employment Agreement dated as of January 1, 1994 between KCI, the Company and Thomas F. Olson.

*10.2.2 Amendment No. 1 to Employment Agreement dated as of August 12, 1994 between the Company and Thomas F. Olson.

*10.3.1 Employment Agreement dated as of January 1, 1994 between KCI, the Company and James L. Beloyianis.

*10.3.2 Amendment No. 1 to Employment Agreement dated as of August 12, 1994 between the Company and James L. Beloyianis.

*10.4.1 Employment Agreement dated as of January 1, 1994 between KCI, the Company and Stuart O. Olds.

*10.4.2 Amendment No. 1 to Employment Agreement dated as of August 12, 1994 between the Company and Stuart O. Olds.

*10.5 Employment Agreement dated as of August 12, 1994 among the Company, Seltel and L. Donald Robinson.

++10.6 Employment Agreement effective January 1, 1996 between the Company and Richard Vendig.

*10.7 Lease dated as of May 9, 1991 between the Company and Mak West 55th Street Associates for corporate headquarters in New York, as amended.

*10.8.1   Amended 1994 Stock Option Plan.

*10.8.2   Option Agreement Under 1994 Stock Option Plan.

*10.8.3   1995 Employee Stock Option Plan.

*10.8.4   Option Agreement under 1995 Employee Stock Option Plan.

*10.8.5   Non-Employee Director Stock Option Plan.

*10.8.6   Option Agreement under Non-Employee Director Stock Option Plan.

**10.8.7  1996 Restricted Stock Grant Plan.

**10.8.8  Grant letter under 1996 Restricted Stock Grant Plan.

*10.9.1   Capital   Contribution   Agreement   By  and  Among   National   Cable
          Advertising,   L.P.,   Katz  Cable   Corporation  and  National  Cable
          Communications, L.P. dated as of January 1, 1995.

*10.9.2 First Amended and Restated Partnership Agreement of National Cable Communications, L.P. dated as of January 20, 1995.

+10.10 U.S. $180,000,000 Credit Agreement dated as of December 19, 1996 among Katz Media Corporation, as borrower, the lenders party thereto, The First National Bank of Boston, as Administrative Agent, and DLJ Capital Funding, Inc., as Syndication Agent.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Price Waterhouse LLP.

27.1      Financial Data Schedule.


* Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-87406) of Katz Media Group, Inc.

** Incorporated by reference to the Annual Report on Form 10-K of Katz Media Group, Inc. for the year ended December 31, 1995.

*** Incorporated by reference to the Periodic Report on Form 8-K of Katz Media Group, Inc., dated September 6, 1996.

+ Incorporated by reference to the Periodic Report on Form 8-K of Katz Media Group, Inc., dated December 19, 1996.

++ Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-20619) of Katz Media Corporation.


(b)Reports on Form 8-K

The Company filed a Report on Form 8-K on December 19, 1996 reporting the completion of the Company's refinancing under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 27, 1997.


                              Katz Media Group, Inc.


                              /S/ RICHARD E. VENDIG
                              ---------------------
                              By:  Richard E. Vendig
                                   Senior Vice President
                                   Chief Financial & Administrative  Officer,
                                   Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


  NAME              TITLE                                             DATE
  ----              -----                                             ----

/s/ Thomas F. Olson
-------------------
Thomas F. Olson     President, Chief Executive Officer           March 27, 1997
                    and Director

/s/ James E. Beloyianis
-----------------------
James E. Beloyianis Vice President, Secretary and Director       March 27, 1997


/s/ Richard E. Vendig
---------------------
Richard E. Vendig   Senior Vice President, Chief Financial &     March 27, 1997
                    Administrative Officer, Treasurer
                    (Principal Financial and Accounting
                    Officer)

/s/ Stuart O. Olds
------------------
Stuart O. Olds      Vice President, Assistant Secretary         March 27, 1997
                    and Director

/s/ L. Donald Robinson
----------------------
L. Donald Robinson  Vice President                              March 27, 1997

/s/ Thompson Dean
-----------------
Thompson Dean       Chairman of the Board of Directors          March 27, 1997

  NAME              TITLE                                             DATE
  ----              -----                                             ----

/s/ Michael Connelly
--------------------
Michael Connelly    Director                                    March 27, 1997

/s/ Thomas J. Barry
-------------------
Thomas J. Barry     Director                                    March 27, 1997



---------------------
Steven J. Gilbert   Director                                    March 27, 1997

/s/ Bob Marbut
--------------
Bob Marbut          Director                                    March 27, 1997

/s/ David M. Wittels
--------------------
David M. Wittels    Director                                    March 27, 1997

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Katz Media Group, Inc. and Subsidiaries

    Report of Independent Accountants..................................    F-2

    Report of Independent Accountants*.................................    F-3

    Consolidated Balance Sheets at December 31, 1996 and 1995..........    F-4

    Consolidated Statements of Operations for the years
    ended December 31, 1996 and 1995,
      the period August 12, 1994 through December 31, 1994
    and the period January 1, 1994
      through August 11, 1994**........................................    F-5

    Consolidated Statements of Cash Flows for the years
    ended December 31, 1996 and 1995,
      the period August 12, 1994 through December 31, 1994
    and the period January 1, 1994
      through August 11, 1994**........................................    F-6

    Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1996
      and 1995 and the period August 12, 1994 through
    December 31, 1994..................................................    F-7

    Notes to Consolidated Financial Statements......................... F-8-F-33

    Schedule II........................................................    S-1


______________

*    Katz Media Corporation and Subsidiaries (Predecessor Company)

** The financial statements for the period January 1, 1994 through August 11, 1994 are those of the Predecessor Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Katz Media Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Katz Media Group, Inc. and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years ended December 31, 1996 and 1995 and the period August 12, 1994 through December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
New York, New York
March 4, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder of Katz Media Corporation

In our opinion, the consolidated financial statements of Katz Media Corporation and its subsidiaries (Katz Media) listed in the accompanying index present fairly, in all material respects, the results of their operations and their cash flows for the period January 1, 1994 through August 11, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Katz Media's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As further described in Note 1 to the financial statements, all of the outstanding common stock, options and warrants of Katz Media were acquired by Katz Media Group, Inc. on August 12, 1994.


Price Waterhouse LLP
New York, New York
March 10, 1995



                          KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                  (000's Omitted, Except Share and Per Share Information)




                                                                                December 31,
                                                                           --------------------
                                                                           1996            1995
                                                                           ----            ----
Assets
Current assets:
   Cash and cash equivalents........................................$      5,222      $    2,350
   Accounts receivable, net of allowance for doubtful
accounts of
     $1,300 in 1996 and 1995                 .......................      68,884          61,405
     Deferred costs on purchases of station representation
     contracts......................................................      21,428          13,096
     Prepaid expenses and other current assets......................       1,293             869
                                                                          ------          ------
          Total current assets......................................      96,827          77,720
                                                                          ------          ------
Fixed assets, net...................................................      15,740          12,437
Deferred income taxes...............................................         260           1,857
Deferred costs on purchases of station representation
contracts...........................................................      74,399          39,602
Intangible assets, net..............................................     218,808         227,726
Other assets, net ..................................................      29,697          18,291
          Total assets..............................................$    435,731      $  377,633
                                                                          ------          ------
                                                                          ------          ------
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities.......................     $46,800      $   38,425
     Deferred income on sales of station representation contracts...      14,548          10,700
     Income taxes payable...........................................       1,811           3,178
                                                                          ------          ------
          Total current liabilities.................................      63,159          52,303

Deferred income on sales of station representation contracts........       4,787           3,589
Long-term debt......................................................     217,622         179,530
Other liabilities,  principally deferred rent and
representation contracts payable....................................      47,184          34,770

Commitments and contingencies.......................................        --               --

Stockholders' equity
   Preferred stock,  $.01 par value, 4,000,000 shares authorized,
     no shares issued or outstanding................................        --               --
   Common stock, $.01 par  value, 26,000,000 shares authorized,
     13,680,879  shares issued and 13,673,700  shares issued
     at December 31, 1996 and 1995, respectively....................         137             137
   Paid-in-capital..................................................     129,649         129,382
   Carryover basis adjustment.......................................     (20,047)        (20,047)
   Accumulated deficit..............................................      (6,452)         (1,831)
                                                                         103,287         107,641
   Unearned stock compensation......................................        (220)           --
   Treasury stock, at cost, 14,583 shares in 1996 and 33,333
shares in 1995......................................................         (88)           (200)
                                                                          ------          ------
         Total  stockholders' equity................................     102,979         107,441

         Total liabilities and stockholders' equity.................$    435,731      $  377,633


 The accompanying notes are an integral part of these consolidated financial statements.




                                           F-4


                                         KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000's Omitted, Except Share and Per Share Information)




                                                                                Predecessor
                                                       Company                   Company
                                         --------------------------------------------------------
                                                                 For The Period  For The  Period
                                                                     August 12,  January 1,
                                         For The      For The         1994         1994
                                      Year Ended     Year Ended     Through       Through
                                     December 31,   December 31,   December 31,  August 11,
                                        1996           1995           1994         1994
                                     ------------   ------------   ------------  ----------

Operating revenues, net............... $  183,239    $  184,667   $    81,403    $  103,382

Operating expenses:...................
Salaries and related costs............    102,920        99,477        42,730        64,866
Selling, general and administrative...     36,238        39,044        15,208        23,680
Depreciation and amortization.........     13,427        10,071         9,127        11,726
Provision for relocations.............       --           6,400         --            --
     Total operating expenses.........    152,585       154,992        67,065       100,272
                                       ----------    ----------    ----------     ---------
     Operating income.................     30,654        29,675        14,338         3,110
                                       ----------    ----------    ----------     ---------
Other expense (income):...............
Interest expense......................     21,074        25,296        14,939        10,872
Interest (income).....................       (173)         (254)         (131)          (24)
                                       ----------    ----------    ----------     ---------
     Total other expense, net.........     20,901        25,042        14,808        10,848
                                       ----------    ----------    ----------     ---------
Income (loss) before income tax provision
    (benefit) and extraordinary item..      9,753         4,633          (470)       (7,738)
Income tax provision (benefit)........      7,381         4,495           698        (1,393)
                                       ----------    ----------    ----------     ---------

Income (loss) before extraordinary item     2,372           138        (1,168)       (6,345)
Extraordinary item - (loss) on early
    extinguishment of debt, net of taxes   (6,993)         (801)         --            --
                                       ----------    ----------    ----------     ---------
          Net (loss) income............   ($4,621)        ($663)      ($1,168)      ($6,345)
                                       ----------    ----------    ----------     ---------
                                       ----------    ----------    ----------     ---------

Income (loss) before extraordinary item
   per common share...................       $.17          $.01         ($.13)          N/A
Extraordinary (loss) on early extinguishment
 of debt per common  share............      ($.50)        ($.06)        --              N/A
                                       ----------    ----------    ----------
Net (loss) per common share...........      ($.33)        ($.05)        ($.13)          N/A
                                       ----------    ----------    ----------
                                       ----------    ----------    ----------

Weighted average common shares........ 13,857,214    12,379,541     8,808,243           N/A


                The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-5



                                         KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (000's omitted)
                                                       Predecessor


                                                                                Predecessor
                                                       Company                   Company
                                         --------------------------------------------------------
                                                                 For The Period  For The  Period
                                                                     August 12,  January 1,
                                         For The      For The         1994         1994
                                      Year Ended     Year Ended     Through       Through
                                     December 31,   December 31,   December 31,  August 11,
                                        1996           1995           1994         1994
                                     ------------   ------------   ------------  ----------
Cash flows from operating activities:
  Net (loss) before adjustments........   ($4,621)        ($663)      ($1,168)       ($6,345)
                                       ----------    ----------    ----------      ---------
  Adjustments to reconcile net (loss)
     to net cash provided by (used in)
     operating activities:
    Extraordinary loss on early
     extinguishment of debt............    11,853         1,358         --             --
    Provision for relocations..........    (1,500)        6,400         --             --
    Depreciation and amortization......    13,427        10,071        9,127         11,726
    Amortization of debt issuance costs       143         1,960        3,668            456
    Deferred rent......................     1,453         2,555          548            859
    Non-cash compensation expense for
     stock options.....................       110         1,497           --            --
 Changes in assets and liabilities:
    (Increase) in accounts receivable..    (5,090)           (9)      (4,568)        (2,690)
    (Increase) in  other assets........    (3,516)       (4,561)        (144)          (215)
    Increase (decrease)in deferred
     taxes.............................     1,597          (389)         694         (1,710)
    (Decrease)increase in accounts
     payable and accrued liabilities...    (2,208)       (2,753)         919         (1,653)
    (Decrease ) increase in income
     taxes payable.....................    (1,367)          952         (907)          (645)
    Other, net.........................    (1,793)       (1,309)         433           (167)
                                       ----------    ----------    ----------      ---------
 Total adjustments.....................    13,109        15,772        9,770          5,961
                                       ----------    ----------    ----------      ---------
 Net cash provided by (used in)
  operating  activities                     8,488        15,109        8,602           (384)
                                       ----------    ----------    ----------      ---------
Cash flows from investing activities:
     Capital expenditures...............   (6,785)      (6,046)      (1,002)         (1,079)
     Payments received on sales of station
        representation contracts........   21,094       19,779        4,746           4,755
     Payments made on purchases of station
        representation contracts........  (41,159)     (31,945)      (4,545)         (7,380)
     Investment in cable joint venture..    --         (10,753)         --              --
    Acquisition of business, net of $219
        cash acquired in 1994...........    --            --       (116,193)            --
                                       ----------    ----------    ----------      ---------
        Net cash  (used in) investing
         activities.....................  (26,850)     (28,965)    (116,994)         (3,704)
                                       ----------    ----------    ----------      ---------

                                                          F-6(a)

Cash flows from financing activities:
  Credit facilities borrowing...........   65,500       66,000        24,800        107,075
  Credit facilities repayments.......... (145,500)     (64,000)      (23,800)      (101,575)
  Proceeds from Bridge Notes............    --           4,000        70,000           --
  Repayment of Bridge Notes.............    --         (74,000)          --            --
  Restricted cash release (payment).....    --           2,000        (2,000)          --
  Repurchase of notes................... (110,724)        (840)          (80)          --
  Purchase of treasury stock ...........    --            (200)          --             (34)
  Proceeds from issuance of 10 1/2% Notes 100,000          --            --            --
  Proceeds from  New Credit Facility....  117,500          --            --            --
  Proceeds from issuance of common stock    --          80,519        49,000           --
  Proceeds from shareholder contribution    --             --            --          3,000
  Purchase of warrants and options......    --             --            --         (2,300)
  Financing fees paid in connection with
   credit facilities and Bridge Notes...   (5,542)         --         (6,801)       (1,869)
                                       ----------    ----------    ----------      ---------
        Net cash provided by financing
        activities......................   21,234       13,479       111,119         4,297
                                       ----------    ----------    ----------      ---------
Net increase (decrease) in cash and
  cash equivalents......................    2,872         (377)        2,727           209
Cash and cash equivalents, beginning
  of period.............................    2,350        2,727          --              10
                                       ----------    ----------    ----------      ---------
Cash and cash equivalents, end of period $  5,222   $    2,350    $    2,727       $   219
                                       ----------    ----------    ----------      ---------
                                       ----------    ----------    ----------      ---------

                The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-6(b)

                                         KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (000's Omitted, Except Share and Per Share Information)


                               COMMON STOCK                                             TREASURY STOCK
                         ------------------------                                      -----------------
                                                    CARRYOVER                 UNEARNED
                                          PAID IN     BASIS     ACCUMULATED     STOCK
                         SHARES  AMOUNT   CAPITAL  ADJUSTMENT     DEFICIT   COMPENSATION SHARES  AMOUNT   TOTAL
                         ------  ------   -------  ----------   ----------- ------------ ------  ------   -----

Initial issuance
of common stock
on August 12, 1994    8,166,676  $  82  $  48,918    ($20,047)                                           $ 28,953

Net (loss).......            --     --         --          --      ($1,168)                                (1,168)
                      ---------   ----   ---------   ---------     --------                               --------
Balance at
December 31, 1994     8,166,676     82     48,918     (20,047)      (1,168)                                27,785

Public offering
of Common Stock
at $16.00 per share
net of issuance
costs of  $7,523      5,500,000     55     80,422          --           --                                 80,477

Exercise of stock
options..........         7,024     --         42          --           --                                     42

Purchase of treasury
stock............            --     --         --          --           --               33,333  ($200)      (200)

Net (loss).......            --     --         --          --         (663)                 --      --       (663)
                      ---------   ----   ---------   ---------     --------              ------   -----   --------
Balance at
December 31, 1995    13,673,700    137    129,382     (20,047)      (1,831)              33,333   (200)    107,441

Issuance of
restricted stock
on January 2, 1996           --     --        218          --           --     ($330)   (18,750)   112          --

Compensation
earned on
restricted stock             --     --         --          --           --       110        --      --         110

Exercise of
stock options...          7,179     --         49          --           --        --        --      --          49

Net (loss).......            --     --         --          --       (4,621)       --        --      --      (4,621)
                      ---------   ----   ---------   ---------     --------     ------   ------   -----   --------

Balance at
December 31, 1996    13,680,879   $137    $129,649    ($20,047)    ($6,452)      ($220)  14,583   ($88)   $102,979
                      ---------   ----   ---------   ---------     --------     ------   ------   -----   --------
                      ---------   ----   ---------   ---------     --------     ------   ------   -----   --------

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-7

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000's Omitted, Except Share and Per Share Information)


1. ORGANIZATION

     Katz Media Group, Inc. (the "Company") was incorporated in Delaware by DLJ Merchant Banking Partners, L.P., ("DLJMB") in July 1994 for the purpose of acquiring (the "1994 Acquisition") all of the common stock of the company formerly known as Katz Media Corporation and its subsidiaries (the "Predecessor Company") through the Company's wholly owned subsidiary, the company formerly known as Katz Capital Corporation. The Company did not have any significant activity prior to the Acquisition.

     On August 12, 1994, the Company acquired 100% of the Common Stock of the Predecessor Company, a company whose origins date back to 1888, for an aggregate net purchase price of approximately $97,600. The total cost of the 1994 Acquisition including severance paid pursuant to the merger agreement, non competition payments to former shareholders and financing and other direct costs aggregated $121,300. The 1994 Acquisition was accounted for using the purchase method of accounting. The purchase price allocation required an adjustment for the continuing interest attributable to management's ownership interest in the Predecessor Company carried over in connection with the 1994 Acquisition. As a result, a charge to stockholders' equity of $20,047 was recorded which represents the difference between the fair value of the Company's assets and the related book value attributable to the interest of the continuing shareholders' investment in the Predecessor Company. The remaining purchase price has been allocated to assets and liabilities based upon estimates of their respective fair values as determined by management. The estimated fair value of assets and liabilities acquired was $122,300 and $220,900, respectively. The excess of the purchase price to be allocated over the estimated fair market value of the net assets acquired was approximately $199,900, which is hereby amortized on a straight-line basis over 40 years.

The following unaudited pro forma 1994 consolidated information for the Company has been prepared assuming the 1994 Acquisition had taken place on January 1, 1994:

Operating revenues, net............................................$ 184,785
Operating Income...................................................   16,543
Interest expense...................................................   32,283
Net (loss).........................................................  (13,225)
Net loss per common share..........................................   ($1.50)

     The pro forma information does not purport to be indicative of the results that would actually have been obtained if the 1994 Acquisition had occurred at the beginning of the period nor is it indicative of future results.

     On January 20, 1995, Katz Cable Corporation ("Katz Cable"), a newly formed wholly owned subsidiary of the Company, entered into a partnership agreement wherein Katz Cable became the general partner with a 50% partnership interest and Continental Cablevision Investments, Inc., Cox Cable NCC Inc., Time Warner Cable, a division of Time Warner Entertainment L.P. and Comcast Cable Communications, Inc. became limited partners. The business of the partnership is to provide media representation services to the cable television industry. In connection with the transaction, the Company, through Katz Cable, made a cash contribution to the partnership of $10,450, a contribution of certain operating assets having a fair value of $1,250, and agreed to conduct all cable television representation activities through the partnership.

     In March 1995, the Company's Board of Directors, in anticipation of an initial public offering of the Company's common stock, approved an increase in the Company's authorized capital stock to 26,000,000 shares of common stock and 4,000,000 shares of preferred stock and also authorized a split on a 5-for-3 basis, with par value $.01, of all issued common stock. All common stock, options and related per share data, reflected in the accompanying financial statements and notes thereto, have been presented as if all such changes had occurred as of August 12, 1994.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)


     On April 18, 1995, the Company sold 5,500,000 shares of its newly issued common stock in an initial public offering at a price of $16 per share. The net proceeds from the offering of approximately $80,500 were used to reduce debt incurred in connection with the August 12, 1994 acquisition, reduce bank debt and the balance was retained for general corporate purposes.

     In December 1996, the Company completed a refinancing (the "Refinancing"). As part of the Refinancing, the Company: (i) repurchased $97,800 million aggregate principal amount of the 12 3/4% Senior Subordinated Notes due 2002 (the "Old Notes"), (ii) issued $100,000 of 10 1/2% Senior Subordinated Notes due 2007 (the "New Notes") and (iii) replaced its existing $94,875 revolving credit agreement (the "Old Credit Agreement") and the $35,000 interim credit facility (the "Interim Facility") with a new credit agreement (the "New Credit Agreement") providing for loans of up to $180,000, subject to the achievement of certain financial ratios and compliance with certain other conditions.

     In connection with the consummation of the Refinancing of the Company's outstanding indebtedness, Katz Media Corporation was merged with and into Katz Capital Corporation, with the surviving company renamed Katz Media Corporation ("KMC"). The Company then transferred all of its ownership of KMC to Katz Media Services, Inc. ("Services") a wholly owned subsidiary of the Company.

     The Company does not have operations other than through the subsidiaries of KMC. KMC is a full service media representation firm that sells national spot advertising time for its clients in the television, radio, interactive and cable industries. The Company's senior and subordinated credit arrangements limit KMC from making loans, advances, cash dividends and transferring assets to its parent. See Note 5.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for the years ended December 31, 1996 and 1995 and for the period August 12, 1994 through December 31, 1994 and the Predecessor Company and its wholly owned subsidiaries for the period January 1, 1994 through August 11, 1994. All significant intercompany accounts and transactions have been eliminated.

     A vertical line has been used to separate the post-1994 Acquisition consolidated financial statements of the Company from the pre-1994 Acquisition consolidated financial statements of the Predecessor Company. The effects of the 1994 Acquisition and related financings resulted in a new basis of accounting reflecting the estimated fair values of assets and liabilities at that date. The financial statements of the Predecessor Company are presented at the Predecessor Company's historical cost. Information for the period January 1, 1994 through August 11, 1994 relates to the Predecessor Company.

     The 1994 results for the Company and the Predecessor Company include, on a consolidated basis, the accounts of the former cable operations which were contributed to the cable partnership mentioned above. As a result of the contribution of the cable operations to a joint venture in 1995, the Company's investment in such operation is accounted for using the equity method.

Consolidated Statement of Cash Flows
     For purposes of the consolidated statement of cash flows, all highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

Operating Revenues, Net

     Net operating revenues are derived from commissions on sales of advertising time for radio and television stations and cable television systems under representation contracts. Net operating revenues are generally recognized in the month the advertisement is broadcast.

     Station representation contracts generally may be terminated by either party upon written notice one year after receipt of such notice. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representation firm. The purchase price paid by the successor representation firm is based upon the historic commission income projected over the remaining contract period, including the evergreen notice period, plus two-months.

     Income resulting from the disposition of station representation contracts and costs of obtaining station representation contracts are deferred and amortized over the related period of benefit. Such net amortization (income) expense was ($845), ($5,936), $1,893 and $7,077 for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994, respectively, and is included in the accompanying consolidated statement of operations as a component of depreciation and amortization.

Fixed Assets
     Furniture,   fixtures  and  leasehold  improvements  are  stated  at  cost.
Depreciation and amortization are provided on these assets on a straight-line basis over the estimated useful lives of the assets as follows:

                                                                        Years

     Furniture, fixtures and equipment...............                   4-10
     Leasehold improvements.......................... lesser of useful life or term of lease

Intangible Assets
     The excess purchase price paid over the estimated fair value of the net identifiable assets acquired ("goodwill") is amortized on a straight-line basis over 40 years. In arriving at a 40 year amortization period the Company considered factors including: its 109 year history, its leadership position in the industry and its history of generating operating income.

     Intangible assets acquired consist of representation contracts and covenants not to compete. Representation contracts were recorded at their estimated fair value as determined by an "excess earnings" approach and are being amortized on a straight-line basis over their estimated period of benefit of 15 years. Covenants not to compete are amortized on a straight-line basis over their estimated benefit periods of up to 4 years.

     Recoverability of goodwill and intangible assets is assessed regularly (at least annually) and impairments, if any, are recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis. The Company determined that no such impairment currently exists. The balances comprising intangible assets, are as follows:

                                                    December 31,         December  31,
                                                        1996                  1995
                                                    ------------         -------------

       Goodwill...............................     $196,272               $196,272
       Representation contracts...............       40,779                 40,779
       Covenants not to compete...............         --                    6,874
                                                   --------               --------
                                                    237,051                243,925
       Less: accumulated amortization               (18,243)               (16,199)
                                                   --------               --------
       Intangible assets, net.................     $218,808               $227,726
                                                   --------               --------
                                                   --------               --------
                                                F-10

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

     The amount recorded for goodwill was reduced in 1995 for certain post acquisition purchase price adjustments. These adjustments related to the recognition of the fair value of certain assets contributed to the Cable Joint Venture (Note 1) and certain post acquisition tax adjustments to increase the net deferred tax asset recorded in connection with the 1994 Acquisition.

     Related amortization expense was approximately $8,900, $11,300 and $4,900 for the years ended December 31, 1996 and December 31, 1995, and the period
August 12, 1994 through December 31, 1994, respectively. Amortization expense related to intangible assets of the Predecessor Company was approximately $2,200 for the period January 1, 1994 through August 11, 1994.

Debt Issuance Costs

     Debt issuance costs incurred in connection with the Company's New Credit Agreement and New Notes approximated $4,900 and are included in the accompanying consolidated balance sheet at December 31, 1996 in other assets. At December 31, 1995, no unamortized debt issuance costs existed (Note 5). Debt issuance costs are amortized over the terms of the related debt. Amortization of such costs (included in interest expense) approximated $143, $1,960, $3,668 and $456 for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994.

Earnings Per Common Share

     Net loss per common share is calculated by dividing net loss by the number of weighted average shares of common stock outstanding for the period adjusted for the incremental shares attributed to outstanding options to purchase common stock using the treasury stock method. Pursuant to Staff Accounting Bulletin topic 4:D, net loss per common share for the period August 12, 1994 through December 31, 1994 has been adjusted to give effect to stock options granted in January 1995, and a 5-for-3 stock split authorized in March 1995 as if both occurred as of August 12, 1994. Per share amounts for the Predecessor Company have not been presented since management does not believe such information would be meaningful.

Accounting Changes

     During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company adopted in 1996. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. The adoption of SFAS No. 121 did not have a significant effect on the Company's consolidated financial position or results of operations.

     Effective January 1, 1996, the Company also adopted SFAS No. 123 "Accounting for Stock Based Compensation." This statement establishes a fair value based method of accounting for compensation costs related to stock options and other forms of stock based compensation plans; however, companies can continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," if certain pro forma disclosures are provided. The Company will continue to apply APB No. 25 in accounting for its plans. See Note 4.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)


Recent Accounting Pronouncements
     During February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted, therefore, the Company will adopt SFAS No. 128 at December 31, 1997. The Company is evaluating the impact of SFAS No. 128 and it is not expected to have a significant effect on the Company's financial position or results of operations.

Income taxes
     The Company computed the provision (benefit) for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes for financial reporting purposes. Deferred tax assets and liabilities are determined based on tax rates expected to be in effect when taxes will actually be paid or refunds received.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could subsequently differ from those estimates.

3.  FIXED ASSETS

     Fixed assets at December 31, 1996 and 1995 consist of the following:

                                                      1996              1995
                                                     ------------------------
  Furniture, fixtures and equipment...............   $18,703          $15,405
  Leasehold improvements..........................     1,977              360
                                                     -------          -------
                                                      20,680           15,765
  Less: accumulated depreciation and amortization     (4,940)          (3,328)
                                                     -------          -------
        Fixed assets, net........................    $15,740          $12,437
                                                     -------          -------
                                                     -------          -------

4. CAPITAL STOCK

Common Stock

     In connection with the 1994 Acquisition, all of the Company's stockholders at that time entered into a stockholders agreement which, among other things, imposes significant restrictions on the rights of any stockholder to sell or otherwise dispose of shares of common stock. The Company also has the absolute right during the DLJ Ownership Period (as defined in the stockholders agreement) to repurchase at the fair market value all shares owned by any management stockholder upon the termination of such management stockholders's employment with the Company.

Stock Options

     The Company has various stock option plans under which the Company's officers, directors and key employees may be granted options to purchase the Company's common stock at not less than the fair market value of the shares on the day the option is granted. Except for performance vesting options granted in 1995, options generally become exercisable one to five years from the grant date and expire ten years after the grant date. In order for the performance options to become exercisable, the Company must exceed certain performance measures over the next five years. Compensation expense resulting from performance options is computed based on the difference between the exercise price and the fair market value at the date the performance measure has been met and is recognized in the period when the option vests. No shares became exercisable pursuant to the

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

performance vesting formula in 1996 and 129,008 shares became exercisable pursuant to the performance vesting formula in 1995. Accordingly, no compensation expense was recognized in 1996 and compensation expense totaling approximately $1,500 was recognized in 1995. The performance vesting options expire after ten years.

     In accordance with the provisions of SFAS No. 123, the Company applies APB No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair market value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been reduced by approximately $930, or $.07 per share in 1996 and increased by approximately $70 or $.01 per share in 1995. These pro forma amounts may not be representative of future disclosures because the estimated fair market value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

     Using the Black-Scholes option-pricing model, the estimated weighted average fair market value of options granted during 1996 and 1995 were $4.20 and $4.40 on the date of grant, respectively. The Black-Scholes model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in assumptions can materially affect the estimated fair market value, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options.

     The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                    1996             1995
                                                    ---------------------

       Risk-free interest rate                      6.27%            7.68%
       Expected life of options in years              6                6
       Expected stock price volatility             37.77%           37.77%
       Assumed forfeiture rate                      8.67%            8.66%
       Expected dividend yield                       0%               0%


Transactions involving stock options are summarized as follows:

                               Options                          Weighted Average
                               Available       Under Option       Exercise price
January 1, 1995
Authorized...............       1,641,513
Granted..................      (1,372,063)         1,372,063             $8.81
Exercised................              --            (7,024)              6.00
Cancelled................          10,775           (35,188)              9.06
                               ----------          ---------

December 31, 1995........         280,225         1,329,851               8.81
Granted..................        (322,864)           322,864              9.04
Exercised................              --            (9,846)              6.00
Cancelled................          46,950          (111,679)             10.28
                               ----------          ---------
December 31, 1996........           4,311         1,531,190              $8.77
                               ----------          ---------
                               ----------          ---------

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

                                         Range of exercise prices
                                         ------------------------

                                         $6-$10         $11-18           Total
                                         ------         ------           -----

Options Outstanding
-------------------
Number outstanding                     1,192,865       338,325        1,531,190
Weighted average remaining
contractual life, in years                8.5            8.4             8.5
Weighted average exercise price          $6.71         $16.04           $8.77
Options Exercisable
-------------------
Number exercisable                       231,139       107,530          338,669
Weighted average exercise price          $6.00         $16.11           $9.21

     Of those options outstanding but not exercisable at December 31, 1996, 476,228 relate to the performance options described above.

1996 Restricted Stock Grant Plan
     On December 12, 1995, the Board of Directors adopted the 1996 Restricted Stock Grant Plan (the "1996 Restricted Plan"). Currently shares held in treasury are available for grant under this plan which may be increased from time to time at the discretion of the Board of Directors. Effective January 2, 1996 the Compensation Committee of the Board of Directors awarded 18,750 shares of restricted stock under the 1996 Restricted Plan to certain key executives. The market price of the Company's common stock on the date of grant was $17 5/8. The restrictions on such shares lapse ratably, over a three year period. As such restrictions lapse, compensation expense will be recognized representing the fair market value of the Company's common stock on the date of grant. During 1996, $110 of compensation expense was recognized.

5.   LONG-TERM DEBT

     The composition of long-term debt at December 31, 1996 and 1995 is as follows:

                                                        1996              1995
                                                        ----              ----

     10 1/2 % Senior Subordinated Notes due 2007      $100,000          $   --
     New Credit Agreement.......................       117,500              --
     Old Credit Agreement.......................          --            80,000
     12 3/4 % Senior Subordinated Notes due 2002           122          99,530
                                                      --------          ------
                                                      $217,622         $179,530
                                                      --------          ------
                                                      --------          ------

     In December 1996 the Company consummated the Refinancing. As a part thereof, the Company, through its subsidiary KMC; (i) entered into the New Credit Agreement with an affiliate of DLJMB acting as arranger and syndication agent, (ii) issued the New Notes, (iii) repurchased $97,700 aggregate principal amount of the Old Notes for $109,900 including approximately $11,900 of premium, consent fees and transaction costs and (iv) repaid the outstanding balances under the Old Credit Agreement and Interim Facility aggregating $100,100 and terminated the Old Credit Agreement and Interim Facility.

     Under the terms of the New Credit Agreement, certain lenders provide the Company with a secured revolving credit line and term loan facility of up to $180,000, consisting of Tranche A term loans of up to $60,000, Tranche B term loans of up to $40,000 and revolving loans of up to $80,000. Interest rates on the loans are determined from time to time based on KMC's choice of formulas, plus a margin. The amount of the margin varies depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation, amortization and

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)


certain other non cash charges, as defined ("EBITDA"). Interest rates on the Tranche B term loans initially carry a higher margin than the Tranche A and revolving credit loans. At December 31, 1996, the weighted average interest rates for the Tranche A, Tranche B and revolving credit loans were 7.6%, 7.9%, and 7.6%, respectively. Under the New Credit Agreement, KMC must pay a variable quarterly commitment fee dependent on a leverage ratio, as defined, currently 3/8% per annum on its average daily unused amount. The New Credit Agreement is secured by (i) all of the stock of KMC's domestic subsidiaries and 65% of the stock of KMC's foreign subsidiaries, (ii) substantially all of the assets of the subsidiaries of KMC and (iii) all of the stock of KMC held by Services. In addition, Services and all of the domestic subsidiaries have guaranteed payment of all borrowings under the New Credit Agreement.

     At December 31, 1996, amounts outstanding under the Tranche A, Tranche B and revolving credit loans were $60 million, $40 million, and $17.5 million, respectively. Under the New Credit Agreement, KMC is required to make principle payments commencing in 1997 through December, 2004. Under the New Credit Agreement, mandatory reductions in the committed amounts are $400 in 1997, $400 in 1998, $6,400 in 1999, $8,150 in 2000, $15,025 in 2001, $22,775 in 2002,
$32,350 in 2003 and $32,000 on the final maturity of the New Credit Agreement in 2004. As the Company should have sufficient availability under the New Credit Agreement, the 1997 mandatory reduction amount ($400) is classified as long term debt. Drawings under the New Credit Agreement are limited based on the requirement to maintain a total debt to EBITDA ratio of not more than 5.5 to 1. At December 31, 1996, an aggregate of $62,500 was available for additional borrowing under the New Credit Agreement of which approximately $22,500 was immediately available with the remaining $40,000 becoming available in the future subject to the achievement of certain financial ratios and compliance with certain other conditions. The New Credit Agreement contains certain restrictions and limitations, including limitations on the payment of cash dividends and similar restricted payments, other than a certain amount of payments to be used to finance possible repurchases by the Company of its common stock. In addition, the New Credit Agreement also requires KMC to maintain certain ratios related to interest, debt outstanding and restricted payments (as defined).

     The New Notes issued as part of the Refinancing are $100,000 face value 10 1/2% Senior Subordinated Notes due January 15, 2007 and are unsecured obligations of KMC. Payment of principle and interest is guaranteed by all present and future domestic subsidiaries of KMC and the New Notes are subordinate to the obligations under the New Credit Agreement. Interest on the New Notes is payable semiannually. The New Notes are governed by an indenture which provides for, among other things, certain covenants including limitations on KMC's ability to incur additional debt, make restricted investments and pay dividends, other than a certain amount of payments to be used to finance the possible repurchase by the Company of its common stock.

     The New Notes are redeemable at the option of KMC after January 15, 2002, at a redemption price equal to specified percentages of the principal amount thereof (ranging from approximately 105% in 2002 declining to 100% in 2006) plus accrued interest and liquidated damages (as defined). At anytime prior to January 15, 2000, KMC may redeem up to 35% in aggregate principal amount of the Notes with the proceeds of an offering of equity or other securities of KMC, Services or the Company at a redemption price of approximately 110%, provided that at least 65% of the original aggregate principal amount remains outstanding immediately after such redemption. Upon the occurrence of a change in control, as defined, the holders of the New Notes have the right to require KMC to repurchase all or any part of such holders New Notes at a price of 101% plus accrued interest.

     In September 1996, the Company, through a subsidiary as borrower, entered into the Interim Facility with a group of lenders. The Interim Facility provided for borrowings of up to $35,000 and had a maturity date of March 31, 1998. Borrowings under the Interim Facility bore interest at various rates. The Company borrowed $5,600 under the Interim Facility. In connection with the Refinancing, all amounts outstanding under the Interim Facility were repaid in full and the Interim Facility was terminated. Upon the early extinguishment of

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

the Interim Facility, the Company recorded an extraordinary charge of $315, net of a related tax benefit of $214, which represents the write-off of unamortized debt issuance costs relating to the Interim Facility.

     The Old Notes are unsecured obligations of KMC that are guaranteed by all the subsidiaries of KMC. The Old Notes are subordinated in right of payment to the New Notes and New Credit Agreement. The Old Notes bear interest at the rate of 12 3/4 % per annum, payable semiannually. The Old Notes are redeemable at the option of KMC after November 15, 1997, at a redemption price equal to specified percentages of the principal amount thereof (ranging from approximately 106% in 1997 declining to 100% in 2000) plus accrued interest. In connection with the Refinancing, the Company amended the indenture covering the Old Notes which eliminated certain restrictions on the ability of the Company to incur additional debt, pay dividends or make other restricted payments or investments, other than a certain amount of payments to finance the possible repurchase by KMG of its common stock. As a result of the December 1996 Refinancing, the Company recorded an extraordinary charge of $6,678, net of a related tax benefit of $4,646.

   Scheduled maturities of long-term debt maturing over the next five years are as follows:

Year Ended December 31,
1997................................................................$       400
1998................................................................        400
1999................................................................      6,400
2000................................................................     14,400
2001................................................................     20,400
Thereafter..........................................................    175,622
                                                                       --------
                                                                       $217,622
                                                                       --------
                                                                       --------

     In connection with the 1994 Acquisition, the Company entered into the Old Credit Agreement with an affiliate of DLJMB. On September 9, 1994 this facility was amended with unaffiliated banks. In December 1995 the Old Credit Agreement was amended to provide for quarterly mandatory reductions in the commitment amount of funds available beginning January 1, 1998 rather than currently (see below). In addition, certain other terms were modified, including interest rates. Such amendments constituted a significant modification of the Old Credit Agreement. Accordingly, the Company wrote off as an extraordinary charge deferred financing costs aggregating $800 net of an income tax benefit of $600, at an effective tax rate of 41%. Borrowings under the Old Credit Agreement bear interest at different rates. The rates varied based on the Company's ratio of debt to EBITDA (as defined). The weighted average interest rate at December 31, 1995 was 7.6%. The Old Credit Agreement was fully repaid from the proceeds of the Refinancing.

6.  EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan

     The Company has two defined contribution retirement plans, The Katz Media Corporation Savings and Profit Sharing Plan and the Seltel, Inc. Profit Sharing Plan. Both plans are profit sharing plans under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") that include a "cash or deferred arrangement" under Section 401(k) of the Code and together cover substantially all employees of the Company with greater than six months of service. Both plans provide for the Company to match a percentage of a participant's contribution up to a stated maximum percentage of an employee's salary. Amounts charged to operating expenses approximated $900, $800, $500 and $500 for both plans for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994, respectively.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

Other Postretirement Benefits

     The Company provides for certain medical, dental and life insurance benefits for employees who retire beginning at age 55 with a minimum of 15 years of service and for employees who retire at age 65 with a minimum of 10 years of service.

     Summary information on the plans providing postretirement benefits other than pensions at December 31, 1996 and 1995 is as follows:

                                                        1996             1995
                                                        ----             ----


Accumulated postretirement benefit obligations ("APBO"):
    Retirees............................................ $2,645         $2,319
    Fully eligible, active plan  participants...........    406            392
    Other active plan  participants.....................    787            911
                                                         ------         ------
         Total..........................................  3,838          3,622
    Unrecognized actuarial (loss) ......................   (297)          (171)
                                                         ------         ------
    Accumulated postretirement benefit obligation        $3,541         $3,451
                                                         ------         ------
                                                         ------         ------

     As of December 31, 1996 and 1995, the Company and its subsidiaries have not funded any portion of the accumulated postretirement benefit obligation.

  Net periodic postretirement benefit cost includes the following components:

                                                                      Period        Period
                                                                    August 12,    January 1,
                                                                       1994          1994
                                      Year Ended      Year Ended      Through       Through
                                     December 31,    December 31,  December 31,   August 11,
                                         1996            1995          1994          1994
                                     ------------    ------------  ------------   ----------


Service cost...........................  $  64           $  44        $  26         $  36
Interest cost on APBO .................    276             237          100           145
Amortization of net gain...............    --              (81)          --           --
                                         -----            -----        ----          -----

Net periodic postretirement benefit cost  $340            $200          $126         $181
                                         -----            -----        ----          -----
                                         -----            -----        ----          -----

     The APBO was determined using an assumed discount rate of 7.50% and 7.25% at December 31, 1996 and 1995, respectively. The assumed health care cost trend rate for medical benefits used in measuring the accumulated postretirement benefit obligation was 7.5% in 1996 declining ratably to an ultimate rate of 4.5% in 2005.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1996 would increase by approximately 18%. The effect of this change on the aggregate of service and interest cost in 1996 would be an increase of approximately 19%.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

7.  INCOME TAXES

     Income (loss) before income tax provision (benefit) and extraordinary item is attributable to the following jurisdictions:

                                                                Period            Period
                                                            August 12, 1994  January 1,  1994
                       Year Ended          Year Ended           Through           Through
                    December 31, 1996   December 31, 1995  December 31, 1994 August 11,  1994
                    -----------------   -----------------  ----------------- ----------------

Domestic..........        $10,553           $5,047             ($166)            ($7,714)
Foreign...........           (800)            (414)             (304)                (24)
                           ------            -----              -----             ------
   Total..........       $  9,753           $4,633             ($470)            ($7,738)
                           ------            -----              -----             ------
                           ------            -----              -----             ------

Components of the provision (benefit) for income taxes are as follows:

                                                                Period            Period
                                                            August 12, 1994  January 1,  1994
                       Year Ended          Year Ended           Through           Through
                    December 31, 1996   December 31, 1995  December 31, 1994 August 11,  1994
                    -----------------   -----------------  ----------------- ----------------

Current:  Federal         $2,143            $1,282
          State            2,018             1,057            $     4           $  317

Deferred: Federal          2,871             1,893                592           (1,480)
          State              349               263                102             (230)
                           -----             -----                ---            ------
   Total Provision        $7,381            $4,495               $698          ($1,393)
                           -----             -----                ---            ------
                           -----             -----                ---            ------

     A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the income
(loss) before income tax provision (benefit) and extraordinary item is as follows:

                                                          F-18(a)


                                                              Period             Period
                            Year Ended     Year Ended     August 12, 1994   January 1,  1994
                             December 31    December 31,     Through           Through
                               1996           1995       December 31, 1994  August 11,  1994
                           ------------    -----------   -----------------  ----------------
U.S. statutory tax rate           35.0%       35.0%           (35.0)%             (35.0)%

State and local taxes, net of
  federal income tax benefit..    11.6        11.2             (4.9)               (3.9)
Non deductible goodwill.......    20.6        40.6            199.0                 6.2
Foreign operations............     3.4         3.1             26.4                  --
SFAS 109 valuation
  allowance.----..............     --           --            (49.1)                7.4
Other.........................     5.1         7.1             12.1                 7.3
                                  ----        ----            -------              -----
   Total......................    75.7%       97.0%           148.5%              (18.0)%
                                  ----        ----            -------              -----
                                  ----        ----            -------              -----

     As of December 31, 1996 and December 31, 1995, the Company had total deferred tax assets of approximately $13,900 and $14,900, respectively, and total deferred tax liabilities of approximately $11,100 and $10,600, respectively. The 1996 and 1995 net deferred tax asset was reduced by a valuation allowance of approximately $2,500. Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to utilize the recorded asset. Although realization is not assured,

                                      F-18(b)

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

management believes that the net deferred tax asset of approximately $300 at December 31, 1996, net of the valuation allowance of $2,500, is more likely than not to be realized. Future reductions to the valuation allowance will effect the purchase price allocation in the accompanying consolidated balance sheets rather than results of operations.

     The following is a summary of the components of the deferred tax accounts in accordance with SFAS No. 109:

                                                                         1996        1995
                                                                         ----        ----
    Current deferred tax assets:
        Differences between book and tax recognition of revenue......    $508    $     988
        Purchased representation contract basis differences..........     678          --
        Other differences between tax and financial statement values.     672          656
                                                                        -----        -----
        Gross current deferred tax asset.............................   1,858        1,644
                                                                        -----        -----
    Noncurrent deferred tax assets:
        Differences between book and tax recognition of revenue......     160          331
        Provision for relocations....................................     698        2,351
        Net operating loss and tax credit carryovers.................   8,425        6,005
        Amortization and depreciation................................   2,369        2,690
        Other differences between tax and financial statement values.     331        1,912
                                                                        -----        -----
        Gross noncurrent deferred tax asset .........................  11,983       13,289
                                                                        -----        -----
        Total gross deferred tax asset...............................  13,841       14,933
                                                                        -----        -----
    Current deferred tax liability:
        Purchased representation contract basis differences..........     --        (2,634)
    Noncurrent deferred tax liabilities:
        Purchased representation contract basis differences.......... (11,084)      (7,945)
                                                                       ------       -------
        Total gross deferred tax liabilities........................  (11,084)     (10,579)
                                                                       ------       ------
        Valuation allowance.........................................   (2,497)     (2,497)
                                                                       ------       ------
           Net deferred tax asset...................................     $260    $  1,857
                                                                       ------       ------
                                                                       ------       ------

     At December 31, 1996, the Company has a net operating loss carryover of approximately $19,100 which will expire beginning in 1997 through the year 2011. Approximately $11,600 of the net operating loss carryover is subject to limitations under tax rules governing changes of ownership, for which a partial valuation allowance for the related deferred tax benefit has been established.

8. COMMITMENTS AND CONTINGENCIES

     The Company is committed under operating leases principally for office space, which expire at various dates through 2012. At December 31, 1996, rental commitments under such operating leases for each year in the five-year period ended December 31, 2001 approximate $16,200, $17,000, $17,200, $16,500 and
$15,900, respectively. Rental commitments beginning after January 1, 2002 total approximately $147,000.

     Rent expense under operating leases was approximately $15,400, $15,700, $6,100 and $9,400 for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994.

     The Company has recorded deferred rent which consists of rent concessions and future rent escalations recognized on a straight-line basis over the lives of the respective leases and fair market adjustments in connection with acquisitions. Deferred rent of approximately $12,400 and $11,000 as of December 31, 1996 and 1995, respectively, is included in other liabilities in the accompanying consolidated balance sheets.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

     The Company also has entered into employment agreements with several members of its senior management.

     During the fourth quarter of 1995, the Company recorded a non-cash charge of approximately $6,400 related primarily to the relocation of one of its expanding subsidiary operations. The Company believes that such relocation will permit its subsidiary to continue to expand in the most effective manner. In addition, as a result of outsourcing its mainframe computer operation, the Company anticipated reducing its existing headquarter facility requirements. The provision for relocations also includes an estimate of costs related thereto.

     In the third quarter of 1996, the Company reevaluated the economic feasibility of its plan to sublet a portion of its headquarter facilities. Upon reevaluation, the Company has determined that such a program is not economically feasible due to a change in market conditions, and accordingly has reversed the related accrual of approximately $1,500 which has been classified in selling, general and administrative expense in the accompanying statement of operations for the year ended December 31, 1996.

     The Company is involved in various legal actions arising in the normal course of business. Ultimate liability with respect to all contingencies is not presently determinable but will not, in the opinion of management, have a material adverse effect on the business or financial condition of the company.

9. RELATED PARTY TRANSACTIONS

     In connection with the 1994 Acquisition, the Company paid financing and commitment fees totalling approximately $6,400 to the DLJ Bridge Fund, an affiliate of DLJMB. Additionally, Donaldson Lufkin & Jenrette Securities Corporation ("DLJSC"), also an affiliate of DLJMB, acted as financial advisor to the Company in connection with the structuring of the 1994 Acquisition and received aggregate fees of $3,000 for such services. DLJSC also acted as co-underwriter for the Company's initial public offering of its Common Stock and received aggregate fees of approximately $2,600 for such services. In connection with the 1994 Acquisition, the Company retained DLJSC as its exclusive investment banker for a period of five years from the date of the 1994 Acquisition for a fee of $200 per annum. Interest payments of approximately $4,600 and $2,300 were paid to the DLJ Bridge Fund for the year ended December 31, 1995 and the period August 12, 1994 through December 31, 1994, respectively.

     In connection with the Refinancing, the Company paid financing fees of $2,800 to DLJSC relating to the repurchase of the Old Notes and the issuance of the New Notes. Additional financing fees of $1,500 were paid to DLJ Capital Funding, Inc. and DLJSC relating to the New Credit Agreement.

     A director of the Company is also a director of Argyle Television Inc. and was a director of Argyle Television Operations Inc., clients of KMC. KMC generated approximately $1,400, $1,500, $1,400 and $1,800 in revenues for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994, respectively, from these clients.

     Included in accounts receivable and other assets is approximately $500 and $1,300 as of December 31, 1996 and 1995, respectively, due from NCC representing working capital advances.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

     KMC has entered into an interest rate cap agreement to reduce the potential impact of increases in interest rates on its floating rate New Credit Agreement through December 1997. KMC has not entered into this agreement for trading purposes. The agreement entitles KMC to receive from the counterparty on a quarterly basis the amounts, if any, by which KMC's interest payments on the protected principal of its three month LIBOR borrowing under the Credit Facility exceed 8.5%. The protected principal is decreased on a quarterly basis from $22,000 on the effective date of the agreement to $10,900 on the termination

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

date. Amounts receivable under the cap agreement will be recorded as a reduction of interest expense. The Company is exposed to potential credit losses in the event of nonperformance by the counterparty, but has no off-balance sheet credit risk of accounting loss.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     Management believes that, except for the New Notes and Old Notes, the fair value of financial instruments of the Company approximates the respective book values. The fair value of the New Notes, based upon quoted market prices, was approximately $102,500 at December 31, 1996 and the fair value of the Old Notes was approximately $134 and $105,500 at December 31, 1996 and 1995, respectively.

12.   SUPPLEMENTAL INFORMATION

     The following amounts at December 31, 1996 and 1995, respectively, are included under the accounts receivable caption in the accompanying consolidated balance sheet:

                                                             1996        1995
                                                             ----        ----

 Accounts receivable, trade.............................   $54,231     $49,370
 Representation contracts receivable....................    14,653      12,035
                                                           -------     -------
                                                           $68,884     $61,405
                                                           -------     -------
                                                           -------     -------

     The following amounts at December 31, 1996 and 1995, respectively, are included under the accounts payable and accrued liabilities caption in the accompanying consolidated balance sheet:

                                                              1996        1995
                                                              ----        ----

 Representation contracts payable...................        $20,152     $12,429
 Accrued incentive commissions......................          4,099       3,875
 Accrued interest...................................            658       2,270
 Accounts payable...................................         12,096      11,150
 Other..............................................          9,765       8,701
                                                            -------     ------
  Total.............................................        $46,770     $38,425
                                                            -------     ------
                                                            -------     ------

     The provision for bad debts was approximately $1,600, $700, $600 and $1,000 for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994, respectively.

     Supplemental cash flow information is as follows:

                                                                 Period            Period
                                                             August 12, 1994  January 1,   1994
                        Year Ended         Year Ended            Through           Through
                     December 31, 1996  December 31, 1995   December 31, 1994 August 11,  1994
                     -----------------  -----------------   ----------------- -----------------

Cash Payments
     Interest             $22,257           $23,771               $9,019           $9,482
     Income taxes-net
     of refunds......     $ 2,290           $   105               $  764           $  962


                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

13.  SUBSEQUENT EVENT

     On February 13, 1997, the Board of Directors approved a program for the repurchase of up to 2,000 shares of the Company's Common Stock in open market or negotiated transactions. The timing and terms of the purchases are to be determined by management based on market conditions. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of March 4, 1997, approximately 175,000 shares had been repurchased at an average market price per share of $7.75.

14.  QUARTERLY FINANCIAL DATA (Unaudited)

     Unaudited summarized financial data by quarter for 1996 and 1995 is as follows (in thousands, except per share data):


                                                        Quarter Ended
                                  -----------------------------------------------------------
1996                              December 31      September 30      June 30         March 31
----                              -----------      ------------      -------         --------

    Operating revenues, net        $53,288             $43,554         $48,115     $38,282
    Operating income                12,051               7,465 (1)       9,490       1,648
    Income (loss) before
     extraordinary item              1,086                 890           1,603      (1,207)
    Net income (loss)               (5,907) (2)            890           1,603      (1,207)
    Income (loss) per common share:
     Income (loss) before
       extraordinary item             $.08                $.06            $.12      ($.09)
     Net income (loss)               ($.42)               $.06            $.12      ($.09)


                                                        Quarter Ended
                                  -----------------------------------------------------------
1995                              December 31      September 30      June 30         March 31
----                              -----------      ------------      -------         --------

    Operating revenues, net        $51,623             $43,611         $50,324     $39,109
    Operating income                10,504  (3)          7,187          10,904       1,080
    Income (loss) before
     extraordinary item                288                 557             792      (1,499)
    Net income (loss)                 (513) (4)            557             792      (1,499)
    Income (loss) per common share:
     Income (loss) before
       extraordinary item             $.02                $.04            $.06       ($.17)
     Net income (loss)               ($.04)               $.04            $.06       ($.17)

________________
(1) Includes the $1,500 reversal of relocation costs accrued in 1995 related to the Company's plan to reduce headquarters facility requirements as the Company has determined that such plan is no longer economically feasible. See Note 8.

(2) In the fourth quarter of 1996, the company refinanced its debt, which resulted in the recognition of an extraordinary loss of $6,993, net of income tax benefit of $4,860. See Note 5.

(3) The fourth quarter of 1995 includes a non-cash charge of $6,400 related primarily to the relocation of one of its expanding subsidiary operations and costs associated with reducing headquarters facility requirements. See
     Note 8.

(4) In the fourth quarter of 1995, the company significantly modified the Old Credit Agreement, which resulted in the recognition of an extraordinary loss of $800, net of income tax benefit of $600. See Note 5.

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (000's Omitted, Except Share and Per Share Information)--(Continued)

15. Condensed Consolidating Financial Statements

     The following condensed consolidating financial statements for the years ended December 31, 1996 and 1995 and the period August 12, 1994 through December 31, 1994 present the financial position, the results of operations and cash flows for the Company (carrying any investments in guarantor and non-guarantor subsidiaries under the equity method), guarantor subsidiaries of the Company and non-guarantor subsidiaries of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Condensed financial statements for the period January 1, 1994 through August 11, 1994 present the results of operations and cash flows for the Predecessor Company (carrying any investments in guarantor and non-guarantor subsidiaries under the equity method), guarantor subsidiaries of the Predecessor Company and non-guarantor subsidiaries of the Predecessor Company, and the eliminations necessary to arrive at the information for the Predecessor Company on a consolidated basis.




                               KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Information)--(Continued)


                                                             December 31, 1996
                                            -----------------------------------------------------
                                                                                         The
                                            The                  Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------

                     Assets


Current Assets:
 Cash and cash equivalents.............$    2,195  $  3,027  $     --  $      -- $     5,222
 Accounts receivable, net..............        --    67,859     1,025         --      68,884
 Deferred costs on purchases of station
 representation contracts..............        --    21,428        --         --      21,428
 Prepaid expenses and other current assets     --     1,293        --         --       1,293
                                            -----    ------     -----      -----      ------
   Total current assets................     2,195    93,607     1,025         --      96,827
                                            -----    ------     -----      -----      ------
Fixed assets, net......................        --    15,412       328         --      15,740
Deferred income taxes..................        --       260        --         --         260
Deferred costs on purchases of station
 representation contracts..............        --    74,399        --         --      74,399
Equity investment in affiliates........   128,900        --        --   (128,900)         --
Due from affiliate.....................   173,468        --        --   (173,468)         --
Intangible assets, net.................        --   218,370       438         --     218,808
Other assets, net......................    18,359    11,180       158         --      29,697
                                            -----    ------     -----      -----      ------
   Total assets........................  $322,922  $413,228  $  1,949 $ (302,368)   $435,731
                                            -----    ------     -----      -----      ------
                                            -----    ------     -----      -----      ------
   Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued liabilities$   2,154 $ 42,792  $  1,854  $     --    $  46,800
 Deferred income on sales of station
  representation contracts.............        --    14,548        --         --      14,548
 Income taxes payable..................       167     1,644        --         --       1,811
                                            -----    ------     -----      -----      ------
 Total current liabilities                   2,321   58,984      1,854        --      63,159
Deferred income on sales of station
 representation contracts..............        --     4,787        --         --       4,787
Long-term debt.........................   217,622        --        --         --     217,622
Due to affiliate.......................        --   173,468        --  (173,468)          --
Other liabilities......................        --    46,627       557         --      47,184
Stockholders' equity:..................
 Common stock..........................       137        --         1        (1)         137
 Paid-in-capital.......................   129,649    96,610       989   (97,599)     129,649
 Carryover basis adjustment               (20,047)       --        --         --     (20,047)
 (Accumulated deficit) retained earnings   (6,452)  32,752     (1,452)  (31,300)     (6,452)
                                            -----    ------     -----      -----      ------
                                          103,287   129,362      (462) (128,900)    103,287
Unearned stock compensation                  (220)       --        --        --        (220)
Treasury stock.........................       (88)       --        --        --         (88)
   Total stockholders' equity             102,979   129,362      (462) (128,900)    102,979
                                            -----    ------     -----      -----      ------
   Total liabilities and stockholders'
     equity............................  $322,922  $413,228  $  1,949 $(302,368)   $435,731
                                            -----    ------     -----      -----      ------
                                            -----    ------     -----      -----      ------

                               KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Information)--(Continued)



                                                             December 31, 1996
                                            -----------------------------------------------------
                                                                                         The
                                            The                  Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------

                     Assets

Current Assets:
 Cash and cash equivalents.............$    2,122   $    187  $    41    $    --   $   2,350
 Accounts receivable, net..............        --     59,601    1,804         --      61,405
 Deferred costs on purchases of station
   representation contracts                    --     13,096       --         --      13,096
 Prepaid expenses and other current assets     --        869       --         --         869
                                           ------    -------   ------    -------   ---------
  Total current assets.................     2,122     73,753    1,845         --      77,720
                                           ------    -------   ------    -------   ---------
Fixed assets, net......................        --     12,068      369         --      12,437
Deferred income taxes..................        --      1,857       --         --       1,857
Deferred costs on purchases of station
 representation contracts..............        --     39,602       --         --      39,602
Equity investment in affiliates           120,199        --        --   (120,199)         --
Due from affiliate.....................   151,774        --        --   (151,774)         --
Intangible assets, net.................        --    227,265      461         --     227,726
Other assets, net......................    16,517     1,774        --         --      18,291
                                           ------    -------   ------    -------   ---------
  Total assets.........................  $290,612  $356,319    $2,675 $ (271,973)   $377,633
                                           ------    -------   ------    -------   ---------
                                           ------    -------   ------    -------   ---------
  Liabilities and Stockholders' Equity
Current Liabilities:
 Account payable and accrued liabilities $  3,594   $33,035    $1,796 $       --    $ 38,425
 Deferred income on sales of station
  representation contracts.............        --    10,700        --         --      10,700
 Income taxes payable..................        47     3,131        --         --       3,178
                                           ------    -------   ------    -------   ---------
  Total current liabilities                 3,641    46,866     1,796         --      52,303
                                           ------    -------   ------    -------   ---------
Deferred income on sales of station
 representation contracts..............        --     3,589        --         --       3,589
Long-term debt.........................   179,530        --        --         --     179,530
Due to affiliate.......................        --   151,774        --   (151,774)         --
Other liabilities......................        --    34,229       541         --      34,770
Stockholders' Equity:
 Common stock..........................       137        --         1         (1)        137
 Paid-in-capital.......................   129,382    96,610       989    (97,599)    129,382
 Carryover basis adjustment............   (20,047)       --        --         --     (20,047)
 (Accumulated deficit) Retained earnings   (1,831)   23,251      (652)   (22,599)     (1,831)
 Treasury stock, at cost 33,333 shares.      (200)       --        --         --        (200)
                                           ------    -------   ------    -------   ---------
  Total stockholders' equity...........   107,441   119,861       338   (120,199)    107,441
                                           ------    -------   ------    -------   ---------
  Total liabilities and stockholders'
   equity..............................  $290,612  $356,319    $2,675  $(271,973)   $377,633
                                           ------    -------   ------    -------   ---------
                                           ------    -------   ------    -------   ---------

                               KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Information)--(Continued)


                                                             December 31, 1995
                                            -----------------------------------------------------
                                                                                         The
                                            The                  Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------
Operating revenues, net................  $    103  $180,384   $2,752     $    --    $183,239
                                          -------   -------    -----      ------     -------
Operating expenses:
 Salaries and related costs............        --   100,540    2,380          --     102,920
 Selling, general and administrative...        --    35,170    1,068          --      36,238
 Depreciation and amortization.........       318    13,003      106          --      13,427
                                          -------   -------    -----      ------     -------
Total operating expenses...............       318   148,713    3,554          --     152,585
                                          -------   -------    -----      ------     -------
Operating income.......................      (215)   31,671     (802)         --      30,654
Other expense (income):
 Interest expense......................    21,074        --       --          --      21,074
 Interest (income).....................      (171)       --       (2)         --        (173)
                                          -------   -------    -----      ------     -------
Total other expense, net...............    20,903        --       (2)         --      20,901
                                          -------   -------    -----      ------     -------
(Loss) income before income tax provision
 (benefit) and extraordinary item......   (21,118)    1,671     (800)         --       9,753
 Income tax (benefit) provision........   (14,789)   22,170       --          --       7,381
 Extraordinary item-(loss) on early
  extinguishment of debt, net of taxes.    (6,993)       --       --          --      (6,993)
 Equity in earnings of affiliates,
  net of taxes.........................     8,701        --       --      (8,701)         --
                                          -------   -------    -----      ------     -------
Net (loss) income...................... $  (4,621) $  9,501  $  (800) $   (8,701)$    (4,621)
                                          -------   -------    -----      ------     -------
                                          -------   -------    -----      ------     -------

                               KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Information)--(Continued)

                                                             December 31, 1995
                                            -----------------------------------------------------
                                                                                         The
                                            The                  Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------
Operating revenues, net................$       --  $180,612   $4,055 $        --    $184,667
                                          -------   -------    -----      ------     -------
Operating expenses:
 Salaries and related costs............        --    96,338    3,139          --      99,477
 Selling, general and administrative...        --    37,828    1,216          --      39,044
 Depreciation and amortization.........        --     9,973       98          --      10,071
 Provision for relocations.............        --     6,400       --          --       6,400
                                          -------   -------    -----      ------     -------
Total operating expenses...............        --   150,539    4,453          --     154,992
                                          -------   -------    -----      ------     -------
Operating income.......................        --    30,073     (398)         --      29,675
Other expense (income):
 Interest expense......................    25,280        --       16          --      25,296
 Interest (income).....................      (115)     (139)      --          --        (254)
                                          -------   -------    -----      ------     -------
Total other expense, net...............    25,165      (139)      16          --      25,042
                                          -------   -------    -----      ------     -------
(Loss) income before income tax provision
 (benefit) and extraordinary item......   (25,165)   30,212     (414)         --       4,633
 Income tax (benefit) provision........   (10,318)   14,813       --          --       4,495
 Equity in earnings of affiliates,
  net of taxes.........................    14,985        --       --     (14,985)         --
                                          -------   -------    -----      ------     -------
Income (loss) before extraordinary item       138    15,399     (414)    (14,985)        138
Extraordinary item.....................      (801)       --       --          --        (801)
                                          -------   -------    -----      ------     -------
Net (loss) income......................   $  (663)$  15,399   $ (414)  $ (14,985)    $  (663)
                                          -------   -------    -----      ------     -------
                                          -------   -------    -----      ------     -------

                               KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Information)--(Continued)

                                               Period August 12, 1994 through December 31, 1994
                                            -----------------------------------------------------
                                                                                         The
                                            The                  Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------
Operating revenues, net................ $      --   $79,794   $1,609   $      --     $81,403
                                          -------   -------    -----      ------     -------
Operating expenses:
 Salaries and related costs............        --    41,470    1,260          --      42,730
 Selling, general and administrative...        --    14,666      542          --      15,208
 Depreciation and amortization.........        --     9,069       58          --       9,127
                                          -------   -------    -----      ------     -------
Total operating expenses...............        --    65,205    1,860          --      67,065
                                          -------   -------    -----      ------     -------
Operating income.......................        --    14,589     (251)         --      14,338
Other expense (income):
 Interest expense......................    14,952        --      (13)         --      14,939
 Interest (income).....................       (66)      (65)      --          --        (131)
                                          -------   -------    -----      ------     -------
Total other expense, net...............    14,886       (65)     (13)         --      14,808
                                          -------   -------    -----      ------     -------
(Loss) income before income tax provision
 (benefit).............................   (14,886)   14,654     (238)         --        (470)
 Income tax (benefit) provision........    (6,104)    6,802       --          --         698
 Equity in earnings of affiliates,
  net of taxes.........................     7,614        --       --     (7,614)          --
                                          -------   -------    -----      ------     -------
Net (loss) income......................   $(1,168) $  7,852  $  (238)   $(7,614)    $ (1,168)
                                          -------   -------    -----      ------     -------
                                          -------   -------    -----      ------     -------

                               KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Information)--(Continued)

                                               Period January 1, 1994 through August 11, 1994
                                            -----------------------------------------------------
                                                                                         The
                                            The                  Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------
Operating revenues, net................$       --  $101,731   $1,651     $    --    $103,382
                                          -------   -------    -----      ------     -------
Operating expenses:
 Salaries and related costs............        --    63,736    1,130          --      64,866
 Selling, general and administrative...        --    23,203      477          --      23,680
 Depreciation and amortization.........        --    11,664       62          --      11,726
                                          -------   -------    -----      ------     -------
Total operating expenses...............        --    98,603    1,669          --     100,272
                                          -------   -------    -----      ------     -------
Operating income.......................        --     3,128      (18)         --       3,110
Other expense (income):
 Interest expense......................    10,872        --       --          --      10,872
 Interest (income).....................        --       (14)     (10)         --         (24)
                                          -------   -------    -----      ------     -------
Total other expense, net...............    10,872       (14)     (10)         --      10,848
                                          -------   -------    -----      ------     -------
(Loss) income before income tax provision
 (benefit).............................   (10,872)    3,142       (8)         --      (7,738)
Income tax (benefit) provision.........    (4,458)    3,065       --          --      (1,393)
Equity in earnings of affiliates,
 net of taxes..........................        69        --       --         (69)         --
                                          -------   -------    -----      ------     -------
Net (loss) income......................   $(6,345) $     77   $   (8)    $   (69)   $ (6,345)
                                          -------   -------    -----      ------     -------
                                          -------   -------    -----      ------     -------

                               KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Information)--(Continued)


                                                        Year Ended December 31, 1996
                                          ------------------------------------------------------
                                                                                       The
                                            The                Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------
Net cash provided by (used in) operating
 activities............................   $22,343 $ 30,872   $ (41)     $  --    $    8,488
                                          -------   -------    -----      ------     -------
Investing Activities:
 Capital expenditures..................        --   (6,785)      --         --        (6,785)
 Payments received on sales of station
 representation contracts..............        --   21,094       --         --        21,094
 Payments made on purchases of station
 representation contracts..............        --  (41,159)      --         --       (41,159)
                                          -------   -------    -----      ------     -------
Net cash (used in) investing activities        --  (26,850)      --         --       (26,850)
                                          -------   -------    -----      ------     -------
Financing Activities:
 Credit facilities borrowings..........    65,500       --       --         --        65,500
 Credit facilities repayments..........  (145,500)      --       --         --      (145,500)
 Increase (decrease) in due (to) from
 affiliate.............................     1,182   (1,182)      --         --            --
 Repurchase of Notes...................   (99,408)      --       --         --       (99,408)
 Premium on repurchase of notes........   (11,316)      --       --         --       (11,316)
 Proceeds from issuance of  10 1/2% Notes 100,000       --       --         --       100,000
 Proceeds from  New Credit Facility....   117,500       --       --         --       117,500
 Financing Fees paid in connection
   with credit facilities and Bridge Notes (5,542)      --       --         --        (5,542)
                                          -------   -------    -----      ------     -------
Net cash (used in) provided by financing
 activities............................    22,416   (1,182)      --         --        21,234
                                          -------   -------    -----      ------     -------
Net increase (decrease) in cash........        73    2,840      (41)        --         2,872
Cash and cash equivalents, beginning of
 period................................     2,122      187       41         --         2,350
                                          -------   -------    -----      ------     -------
Cash and cash equivalents, end of period $  2,195 $  3,027    $  --      $  --     $   5,222
                                          -------   -------    -----      ------     -------
                                          -------   -------    -----      ------     -------

                               KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Information)--(Continued)

                                                        Year Ended December 31, 1995
                                          ------------------------------------------------------
                                                                                       The
                                            The                Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------
Net cash (used in) provided by operating
 activities............................  $(23,097)$  38,123    $  83     $  --       $15,109
                                          -------   -------    -----      ------     -------
Investing Activities:
 Capital expenditures..................        --    (6,000)     (46)       --        (6,046)
 Payments received on sales of station
  representation contracts.............        --    19,779       --        --        19,779
 Payments made on purchases of station
  representation contracts.............        --   (31,945)      --        --       (31,945)
 Investment in cable joint venture.....   (10,753)       --       --        --       (10,753)
                                          -------   -------    -----      ------     -------
Net cash (used in) investing activities   (10,753)  (18,166)     (46)       --       (28,965)
                                          -------   -------    -----      ------     -------
Financing Activities:
 Credit facilities borrowings..........    66,000        --       --        --        66,000
 Credit facilities repayments..........   (64,000)       --       --        --       (64,000)
 Decrease (increase) in due from (to)
  affiliate............................    21,597   (21,597)      --        --            --
 Proceeds from Bridge Notes............     4,000        --       --        --         4,000
 Repayment of Bridge Notes.............   (74,000)       --       --        --       (74,000)
 Restricted cash release...............     2,000        --       --        --         2,000
 Purchase of Treasure Stock............      (200)       --       --        --          (200)
 Proceeds from  issuance of common stock   80,519        --       --        --        80,519
 Repurchase of Notes and other notes...      (840)       --       --        --          (840)
                                          -------   -------    -----      ------     -------
Net cash provided by (used in) financing
 activities............................    35,076   (21,597)      --        --        13,479
                                          -------   -------    -----      ------     -------
Net increase (decrease) in cash........     1,226    (1,640)      37        --          (377)
Cash and cash equivalents, beginning of
 period................................       896     1,827        4        --         2,727
                                          -------   -------    -----      ------     -------
Cash and cash equivalents, end of period $  2,122 $     187    $  41    $   --    $    2,350
                                          -------   -------    -----      ------     -------
                                          -------   -------    -----      ------     -------

                               KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Information)--(Continued)

                                               Period August 12, 1994 through December 31, 1994
                                            -----------------------------------------------------
                                                                                         The
                                            The                  Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------
Net cash (used in) provided by operating
 activities............................$   (11,603)$  19,877$     328      $  --  $    8,602
                                          -------   -------    -----      ------     -------
Investing Activities:
 Capital expenditures..................         --      (678)    (324)        --      (1,002)
 Payments received on sales of station
   representation contracts............         --     4,746       --         --       4,746
 Payments made on purchases of station
  representation contracts.............         --    (4,545)      --         --      (4,545)
 Acquisition of business, net of $219 cash
  acquired in 1994.....................   (116,193)       --       --         --    (116,193)
                                          -------   -------    -----      ------     -------
Net cash (used in) investing activities   (116,193)     (477)    (324)        --    (116,994)
                                          -------   -------    -----      ------     -------

Financing Activities:
 Credit facilities borrowings..........     24,800        --       --         --      24,800
 Credit facilities repayments..........    (23,800)       --       --         --     (23,800)
 Decrease (increase) in due from (to
  affiliate............................     17,573   (17,573)      --         --          --
 Proceeds from Bridge Notes............     70,000        --       --         --      70,000
 Restricted cash payment...............     (2,000)       --       --         --      (2,000)
 Proceeds from issuance of common stock     49,000        --       --         --      49,000
 Financing fees paid in connection with
  credit facilities and Bridge Notes...     (6,801)       --       --         --      (6,801)
 Repurchase of other notes.............        (80)       --       --         --         (80)
                                          -------   -------    -----      ------     -------
Net cash provided by (used in) financing
  activities...........................    128,692    (17,573)     --         --     111,119
                                          -------   -------    -----      ------     -------
Net increase in cash...................        896      1,827       4         --       2,727
Cash and cash equivalents, beginning of
 period................................         --         --      --         --          --
                                          -------   -------    -----      ------     -------
Cash and cash equivalents, end of period $     896   $  1,827  $    4       $ --   $   2,727
                                          -------   -------    -----      ------     -------
                                          -------   -------    -----      ------     -------

                               KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Information)--(Continued)


                                               Period January 1, 1994 through August 11, 1994
                                            -----------------------------------------------------
                                                                                         The
                                            The                  Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------
Net cash (used in) provided by operating
 activities............................$    (8,945)$    8,557 $    4       $  --   $   (384)
                                          -------   -------    -----      ------     -------

Investing Activities:
 Capital expenditures..................         --     (1,079)    --          --     (1,079)
 Payments received on sales of station
  representation contracts.............         --      4,755     --          --      4,755
 Payments made on purchases of station
  representation contracts.............         --     (7,380)    --          --     (7,380)
                                          -------   -------    -----      ------     -------
Net cash (used) in investing activities         --     (3,704)    --          --     (3,704)
                                          -------   -------    -----      ------     -------

Financing Activities:
 Credit facilities borrowings.........     107,075                --          --    107,075

 Credit facilities repayments.........    (101,575)               --          --   (101,575)
 Increase (decrease) in due from (to)
  affiliate...........................       4,648     (4,648)    --          --         --
 Purchase of treasury stock...........         (34)               --          --        (34)
 Proceeds from shareholder contribution      3,000                --          --      3,000
 Purchase of warrants and options           (2,300)               --          --     (2,300)
 Financing fees paid in connection with
  credit facilities....................     (1,869)               --          --     (1,869)
                                          -------   -------    -----      ------     -------
Net cash provided by (used in) financing
 activities............................      8,945     (4,648)    --          --      4,297
                                          -------   -------    -----      ------     -------

Net increase in cash...................        --         205      4          --        209
Cash and cash equivalents, beginning of
 period................................        --          10     --          --         10
                                          -------   -------    -----      ------     -------
Cash and cash equivalents, end of period  $    --   $     215 $    4       $  --     $  219
                                          -------   -------    -----      ------     -------
                                          -------   -------    -----      ------     -------

