Form 10-K/A
period 1996-12-31
KATZ MEDIA GROUP INC
filed 1997-03-28
CIK 934494

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K/A

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     Based on the closing sales price on March 20, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $35 million.

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

   Scheduled maturities of long-term debt maturing over the next five years are as follows:

Year Ended December 31,
1997................................................................$       400
1998................................................................        400
1999................................................................      6,400
2000................................................................      8,150
2001................................................................     15,025
Thereafter..........................................................    187,247
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