Form 10-Q
period 1997-06-30
KATZ MEDIA GROUP INC
filed 1997-08-12
CIK 934494

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                              ___________________

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the six months ended June 30, 1997            Commission File Number 1-13674



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     At August 4, 1997 13,682,523 shares of the Registrant's common stock were outstanding.

                                      INDEX





                                                                            PAGE
                                                                            ----

Item 1 - Financial Statements
------

    Consolidated Balance Sheets..........................................    2

    Consolidated Statements of Operations................................    3

    Consolidated Statements of Cash Flows................................    4

    Notes to Consolidated Financial Statements...........................   5-6

Item 2 - Management's Discussion and Analysis of
------
         Financial Condition and Results of Operations...................  7-10


Part II  Other Information
         -----------------

Item 1 - Legal Proceedings...............................................  10
------

Item 4 - Submission Of Matters To A Vote Of Security Holders.............  10
------

Item 6 - Exhibits And Reports On Form 8-K................................  11
------

Signatures...............................................................  12

Financial Data Schedule..................................................  13



                                      KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                              (000's Omitted, Except Share and Per Share Information)


                                                                                         June 30,         December 31,
                                                                                         --------         ------------
                                                                                           1997               1996
                                                                                           ----               ----
                                                                                        (Unaudited)          (Note)

Assets
Current assets:
   Cash and cash equivalents......................................................      $  5,058         $   5,222
   Accounts receivable, net of allowance for doubtful accounts of  $1,300                 62,825            68,884
   Deferred costs on purchases of station representation contracts................        22,015            21,428
   Prepaid expenses and other current assets .....................................         1,386             1,293
          Total current assets....................................................        91,284            96,827

Fixed assets, net.................................................................        15,711            15,740
Deferred income taxes.............................................................           961               260
Deferred costs on purchases of station representation contracts...................        89,084            74,399
Intangible assets, net ...........................................................       215,000           218,808
Other assets, net ................................................................        28,924            29,697
          Total assets............................................................      $440,964         $ 435,731

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable and accrued liabilities.......................................      $ 59,807         $  46,800
   Deferred income on sales of station representation contracts ..................        12,868            14,548
   Income taxes payable...........................................................            --             1,811
          Total current liabilities...............................................        72,675            63,159

Deferred income on sales of station representation contracts......................         8,255             4,787
Long-term debt....................................................................       215,622           217,622
Other liabilities,  principally deferred rent and  representation contracts payable       46,953            47,184

Commitments and contingencies.....................................................            --                --

Stockholders' equity
   Preferred stock, $.01 par value, 4,000,000 shares authorized, no
     shares issued or outstanding.................................................            --                --
   Common stock, $.01 par  value, 26,000,000 shares authorized, 13,673,700
     shares issued................................................................           137               137
   Paid-in-capital................................................................       129,650           129,649
   Carryover basis adjustment.....................................................       (20,047)          (20,047)
   Accumulated deficit............................................................       (10,560)           (6,452)
                                                                                          99,180           103,287
   Unearned stock compensation....................................................          (165)             (220)
   Treasury stock, at cost, 206,083 and 14,583 shares in 1997 and 1996, respectively      (1,556)              (88)

         Total stockholders' equity...............................................        97,459           102,979
         Total liabilities and stockholders' equity...............................      $440,964         $ 435,731


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

                                                         2



                                      KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (000's Omitted, Except Share and Per Share Information)
                                                    (Unaudited)



                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                                  ------------------------               ----------------------
                                                  1997                1996               1997              1996
                                                  ----                ----               ----              ----
Operating revenues, net......................     $    45,452         $    48,115        $    82,690       $    86,397
                                                  -----------         -----------        -----------       -----------
Operating expenses:..........................
Salaries and related costs...................          25,114              25,919             49,026            49,953
Selling, general and administrative..........          10,103               9,876             20,149            19,466
Depreciation and amortization................             355               2,830              2,722             5,840
Restructuring Charge.........................           7,095                  --              7,095                --
                                                  -----------         -----------        -----------       -----------
      Total operating expenses...............          42,667              38,625             78,992            75,259
                                                  -----------         -----------        -----------       -----------
      Operating income.......................           2,785               9,490              3,698            11,138
                                                  -----------         -----------        -----------       -----------
Other expense (income):......................
Interest expense.............................           5,440               5,109             10,841            10,134
Interest income..............................             (89)                (61)              (110)             (111)
                                                  -----------         -----------        -----------       -----------
      Total other expense, net...............           5,351               5,048             10,731            10,023
                                                  -----------         -----------        -----------       -----------
(Loss) income before income
  tax provision (benefit)....................          (2,566)              4,442             (7,033)            1,115
Income tax provision (benefit)...............           1,058               2,839             (2,925)              719
                                                  -----------         -----------        -----------       -----------
       Net (loss) income.....................         ($3,624)        $     1,603            ($4,108)      $       396
                                                  -----------         -----------        -----------       -----------
                                                  -----------         -----------        -----------       -----------

Net (loss) income per common share...........           ($.27)        $       .11              ($.30)      $       .03
                                                  -----------         -----------        -----------       -----------
                                                  -----------         -----------        -----------       -----------

Weighted average common shares...............     $13,494,005         $13,992,627        $13,484,565       $13,825,999
                                                  -----------         -----------        -----------       -----------
                                                  -----------         -----------        -----------       -----------


              The accompanying notes are an integral part of these consolidated financial statements.


                                                         3



                                      KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's Omitted, Except Share and Per Share Information)
                                                    (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      ------------------------
                                                                                      1997                1996
                                                                                      ----                ----
Cash flows from operating activities:
   Net (loss) income before adjustments.........................................     ($4,108)             $   396
                                                                                      ------              -------
   Adjustments to reconcile net  (loss) income to net
      cash provided by operating activities:
       Depreciation and amortization............................................       2,722                5,840
       Amortization of debt issuance costs......................................         292                   --
       Deferred rent............................................................         558                  790
       Non-cash compensation expense for stock options..........................          55                  593
       Non-cash 401K contribution...............................................         786                   --
       Restructuring charge.....................................................       7,095                   --
      Changes in assets and liabilities:........................................
          Decrease (increase)  in accounts receivable...........................       6,271               (2,987)
          (Increase) in deferred taxes..........................................        (701)                  --
          (Increase) in other assets............................................      (1,213)              (1,665)
          Increase in accounts payable and accrued liabilities..................       1,791                  848
          (Decrease) in income taxes payable....................................      (1,811)                (847)
          (Decrease) in other liabilities.......................................      (1,064)                  --
          Other, net............................................................         955                  280
                                                                                      ------              -------
     Total adjustments..........................................................      15,736                2,852
                                                                                      ------              -------
        Net cash provided by operating activities...............................      11,628                3,248
                                                                                      ------              -------

Cash flows from investing activities:
     Capital expenditures.......................................................      (1,842)              (4,106)
     Payments received on sales of station representation contracts.............      17,363                9,677
     Payments made on purchases of station representation contracts.............     (23,845)             (21,488)
                                                                                      ------              -------
        Net cash  (used in) investing activities................................      (8,324)             (15,917)
                                                                                      ------              -------

Cash flows from financing activities:
   Credit facilities borrowing..................................................      39,800               36,000
   Credit facilities repayments.................................................     (41,800)             (21,700)
   Repurchase of company common stock...........................................      (1,468)                  --
   Retirement of 12 3/4% Senior Subordinated Notes..............................          --               (1,740)
                                                                                      ------              -------
        Net cash (used in) provided by financing activities.....................      (3,468)              12,560
                                                                                      ------              -------

Net  decrease in cash and cash equivalents......................................        (164)                (109)
Cash and cash equivalents, beginning of period..................................       5,222                2,350
                                                                                      ------              -------
Cash and cash equivalents, end of period........................................      $5,058              $ 2,241
                                                                                      ------              -------
                                                                                      ------              -------


              The accompanying notes are an integral part of these consolidated financial statements.


                                                         4

                     KATZ MEDIA GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)




1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the business of Katz Media Group, Inc. (the "Company"), operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated 1996 financial statements and footnotes thereto included in the Company's Form 10-K filed March 27, 1997 (File No. 1-13674).


2.   EARNINGS (LOSS) PER COMMON SHARE

     Net earnings (loss) per common share is calculated by dividing net earnings
(loss) by the number of weighted average shares of common stock outstanding for the period adjusted for the incremental shares attributed to outstanding options to purchase common stock using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which will be effective for financial statements for both interim and annual periods after December 31, 1997. Earlier adoption is not permitted, therefore, the Company will adopt SFAS No. 128 at December 31, 1997. Under SFAS No. 128, the Company must present basic and diluted earnings per share. Had the Company adopted SFAS No. 128 at June 30, 1997, basic earnings per share and diluted earnings per share would have been the same as the amount currently presented in the financial statements for the six months ended June 30, 1997 and 1996.


3.   STOCK REPURCHASE PLAN

     During the three months ended March 31, 1997, the Board of Directors approved and the Company announced a program for the repurchase of up to two million shares of the Company's Common Stock in open market or negotiated transactions. The repurchased shares are intended to be held as treasury stock and be available for general corporate purposes. As of June 30, 1997, approximately 191,500 shares had been repurchased.


4.   RECENT DEVELOPMENTS

     On July 14, 1997, the Company entered into a Merger Agreement which provides for the acquisition of the Company by a newly formed company (Morris Acquisition Corporation) jointly owned by Chancellor Broadcasting Company and Evergreen Media Corporation, two clients of the Company. Also on this date, Morris Acquisition Corporation announced a tender offer of $11.00 a share for 100% of the outstanding shares of the Katz Media Group, Inc. It is anticipated the transaction will be completed in the third quarter of 1997, subject to regulatory clearance.

5.   RESTRUCTURING CHARGE

     During the second quarter of 1997, the Company completed a review of its operations, including its real estate requirements, in an effort to promote the effectiveness of its operations and enhance its competitive position in the marketplace and general efficiencies. As a result of these efforts the Company has recorded a restructuring charge of $7.1 million, representing severance and other related costs of $3.8 million and costs associated with consolidating certain real estate facilities totaling approximately $3.3 million. Through June 30, 1997, approximately $0.8 million of these costs have been paid by the Company. The Company anticipates the balance of these restructuring costs to be paid by year end 1999.



6.   RECLASSIFICATION

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the current year presentation.

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


Business
--------

     The Company operates as a single segment business and is the only full service media representation firm in the United States serving all types of broadcast media, with leading market shares in the representation of radio and television stations and through NCC (a 50% owned joint venture) cable systems. During the second quarter of 1997, the Company's percentage composition of gross billings (representing the aggregate dollar amount of advertising placed on client stations or systems) by broadcast media was as follows: 55.5% for television; 37.4% for radio; and 7.1% for cable (on a 100% owned basis), interactive/Internet and international. Gross billings during the second quarter of 1997 as compared with the second quarter of 1996 decreased 11.2% for television and increased 16.4% for radio and 19.7% for cable (on a 100% owned basis), internet/Interactive and international. The composition of gross billings by broadcast media during the second quarter of 1996 aggregated 62.1% for television, 31.9% for radio, and 6.0% for cable (on a 100% owned basis), interactive/Internet and international.


Results of Operations - Three Months Ended June 30, 1997
--------------------------------------------------------

     Net  operating  revenues  for the  second  quarter  of 1997  totaled  $45.5 million, a decrease of approximately $2.6 million, or approximately 5.4%, compared with net operating revenues of $48.1 million for the second quarter of 1996. This decrease primarily reflects the 1996 consolidation of station ownerships, which led to net client losses and declines in gross billings in television, offset in part by net client gains and increases in gross billings in radio.

     Operating expenses, excluding depreciation and amortization, increased approximately $6.5 million, or 18.2%, from $35.8 million in the second quarter of 1996 to $42.3 million in the second quarter of 1997. Salaries and related costs decreased by approximately $0.8 million as compared to the second quarter of 1996, primarily attributable to decreased sales compensation resulting from decreased operating revenue. Selling, general and administrative expenses increased by approximately $0.2 million as compared with the second quarter of 1996. During the second quarter, the Company completed a review of its operations including real estate requirements in an effort to promote the effectiveness of its operations, enhance its competitive position in the marketplace and promote general efficiencies. The Company has recorded a charge of $7.1 million, of which $3.8 million relates to severance and other related costs and $3.3 million relates to planned facility consolidations. Operating expenses, excluding depreciation and amortization and the restructuring charge, as a percentage of net operating revenues, increased from 74% in the second quarter of 1996 to 77% in the second quarter of 1997.

     Depreciation and amortization overall decreased by $2.5 million, or 87.5%, for the second quarter of 1997 compared with the second quarter of 1996, primarily due to the effect of increased amortization of income on contracts sold over amortization on acquired contracts.

     Operating income for the second quarter of 1997 decreased by $6.7 million compared with the second quarter of 1996, reflecting primarily the restructuring charge discussed above.

     Interest expense, net, increased overall by $0.3 million for the second quarter of 1997 as compared with the second quarter of 1996, primarily due to increased borrowings and $0.1 million of increased amortization of debt issuance costs associated with the Company's December 1996 refinancing.

     Loss before income tax provision totaled $2.6 million for the second quarter of 1997, compared with income of $4.4 million for the second quarter of 1996. This was primarily due to the components listed above.

     The difference between the effective tax rate of (41.2%) compared with the U.S. statutory rate of 35% is primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes. Due to the unusual and non-recurring nature of the restructuring charge, its full income tax effect is reflected in the second quarter effective tax rate.


Results of Operations - Six Months Ended June 30, 1997
------------------------------------------------------

     Net operating revenues for the six months ended June 30, 1997 totaled $82.7 million, a decrease of approximately $3.7 million, or approximately 4.3%, compared with net operating revenues of $86.4 million for the six months ended June 30, 1996. This decrease primarily reflects the 1996 consolidation of station ownerships, which led to net client losses and declines in gross billings in television, offset in part by net client gains and increases in gross billings in radio.

     Operating expenses, excluding depreciation and amortization, increased approximately $6.9 million, or 9.9%, from $69.4 million in the six months ended June 30, 1996 to $76.3 million for the six months ended June 30, 1997. Salaries and related costs decreased by approximately $0.9 million as compared to the comparable 1996 period, primarily attributable to decreased sales compensation, resulting from decreased operating revenue. Selling, general and administrative expenses increased by approximately $0.7 million as compared with the comparable 1996 period, primarily due to increased information technology costs. In the second quarter of 1997, the Company recorded a charge of $7.1 million, of which $3.8 million relates to severance and other related costs and $3.3 million relates to planned facility consolidations. Operating expenses, excluding depreciation and amortization and the restructuring charge, as a percentage of net operating revenues, increased from 80% in the six months ended June 30, 1996 to 84% in the comparable period of 1997.

     Depreciation and amortization overall decreased by $3.1 million, or 53.4%, from the comparable 1996 period, primarily due to the effect of increased amortization of income on contracts sold over amortization on acquired contracts.

     Operating income for the six months ended June 30, 1997 decreased by $7.4 million compared with the comparable 1996 period, reflecting primarily the restructuring charge discussed above.

     Interest expense, net, increased overall by $0.7 million during the six months ended June 30, 1997 as compared with the comparable 1996 period, primarily due to increased borrowings and $0.3 million of increased amortization of debt issuance costs associated with the Company's December 1996 refinancing.

     Loss before income tax benefit totaled $7.0 million for the six months ended June 30, 1997, compared with income of $1.1 million for the comparable 1996 period. This was primarily due to the components listed above.

     The difference between the effective tax rate of 41.6% compared with the U.S. statutory rate of 35% is primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes. Due to the unusual and non-recurring nature of the restructuring charge, its full income tax effect is reflected in the effective tax rate of 41.6% for the six months ended June 30, 1997.


Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities during the first six months of 1997 as compared with the first six months of 1996 increased $8.4 million. This increase in cash provided by operating activities is primarily due to improvements in the collection of accounts receivable and increases in accounts payable and accrued liabilities offset by decreases in other liabilities.

     Net cash used in investing activities during the first six months of 1997 aggregated $8.3 million, a decrease of $7.6 million compared with $15.9 million during the first six months of 1996. This decrease in cash used in investing activities results primarily from net decreases of $5.3 million of cash used for net purchases of station representation contracts and $2.3 million of reduced capital expenditures.

     Overall cash used in financing activities during the first six months of 1997 aggregated $3.5 million compared with net cash provided by financing activities in the first six months of 1996 totalling $12.6 million. The change in cash used in financing activities is primarily attributable to net credit facilities repayments of $2.0 million during the first six months of 1997 compared with net borrowings of $14.3 million during the first six months of 1996. In addition, during the six months ended June 30, 1997, the Company purchased 191,500 shares of its common stock for $1.5 million.

     The following table reconciles operating income to EBITDA for the three and six months periods ended June 30, 1997 and 1996:


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                                ------------------                  -----------------
                                                              1997              1996              1997             1996
                                                              ----              ----              ----             ----

   Operating income........................................   $ 2,785           $ 9,490           $ 3,698          $11,138
   Depreciation and amortization...........................       355             2,830             2,722            5,840
   Non-cash rent expense...................................       246               355               558              790
   Non-cash 401K contribution..............................       423                --               786               --
   Stock option compensation charge........................        55               229                55              593
   Restructuring charge....................................     7,095                --             7,095               --
   Other non-cash charges..................................        --               (51)               --               --
   EBITDA..................................................   $10,959           $12,853           $14,914          $18,361


     EBITDA for the second quarter of 1997 decreased approximately $1.9 million, or 14.7%, to $11.0 million as compared with $12.9 million for the second quarter of 1996. This decrease is primarily attributable to lower operating revenues and relatively flat cash operating expenses, described above. The EBITDA margin for the quarter decreased from 26.7% in the second quarter of 1996 to 24.1% in the second quarter of 1997.

   EBITDA for the first six months of 1997 decreased approximately $3.5 million, or 19.0%, to $14.9 million as compared with $18.4 million for the first six months of 1996. This decrease is primarily attributable to lower operating revenues and relatively flat cash operating expenses as described above. The EBITDA margin decreased from 21.3% in the first six months of 1996 to 18.0% in the first six months of 1997.

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

     The Company's working capital requirements have been primarily provided by operations and borrowings under its credit facilities. It is expected that the Company's primary sources of financing for its future business activities will continue to be from operations plus borrowings under the Company's Credit Agreement.

     On July 14, 1997, the Company entered into a Merger Agreement providing for the merger of the Company with a jointly owned subsidiary of Chancellor Broadcasting Company and Evergreen Media Corporation. Upon purchase of the shares in the tender offer, a change of control will occur which will result in the lenders' ability under the Company's Credit Agreement to accelerate the outstanding loans and also trigger a requirement on the part of Katz Media Corporation (a wholly owned subsidiary of the Company) to offer to repurchase its 10 1/2% Senior Subordinated Notes due 2007. As part of the Merger Agreement, Chancellor Broadcasting Company and Evergreen Media Corporation have agreed to make available to the Company funds to refinance the Company's indebtedness, if required.

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

Item 4 - Submission Of Matters To A Vote Of Security Holders

     The Company's annual meeting of shareholders was held on June 10, 1997 for the following purpose:

          To elect three directors for a term of three years (James E. Beloyianis, Michael J. Connelly and Bob Marbut).


     The voting for the election of the directors by the Company's shareholders was as follows:

                                  James E. Beloyianis                Michael J. Connelly              Bob Marbut
                                  -------------------                -------------------              ----------
Affirmative                                12,624,809                         12,426,982              12,641,957
Negative                                       53,803                            251,630                  36,655
Abstained                                           0                                  0                       0
Withheld                                            0                                  0                       0
Broker non-votes                                    0                                  0                       0


                                                        11

Item 6 -  Exhibits And Reports on Form 8-K

          (a)  Exhibits.  None

          (b) Reports on Form 8-K. A current report on Form 8-K, dated July 17, 1997, was filed by the Company with the Securities and Exchange Commission to report under Item 5 thereof the press release issued to the public on July 14, 1997 regarding the definitive merger agreement the Company entered into with Chancellor Broadcasting Company, Evergreen Media Corporation and Morris
Acquisition Corporation, a jointly owned affiliate of Chancellor Broadcasting Company and Evergreen Media Corporation.

          There are no reportable items under Part II, Items 2-3 and 5.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Dated:  August 12, 1997                           KATZ MEDIA GROUP, INC.







By:  /S/ THOMAS F. OLSON                          By:  /S/ RICHARD E. VENDIG
     ------------------------------                    -------------------------
     Thomas F. Olson                                   Richard E. Vendig
     President and                                     Senior Vice President
     Chief Executive Officer and Director              Chief Financial &
                                                       Administrative
                                                       Officer, Treasurer